Form 10QSB
period 2005-03-31
Dynamic Gold Inc.
filed 2005-05-13
CIK 1304730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended March 31, 2005.

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-119823
                                           ----------



                               DYNAMIC GOLD CORP.
--------------------------------------------------------------------------------
      (Exact name of small Business Issuer as specified in its charter)


             Nevada                                    Applied For
-------------------------------             ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


675 West Hastings Street, Suite 200
Vancouver, British Columbia, Canada                      V6B 1N2
----------------------------------------      -------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:        604-681-3131



                                       None
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,515,000 Shares of $0.001 par value Common Stock outstanding as of May 11, 2005.

                              DYNAMIC GOLD CORP.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 March 31, 2005

                             (Stated in US Dollars)

                                   (Unaudited)

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                               March 31,            June 30,
                                                                                  2005                2004
                                                                                  ----                ----
                                               ASSETS
Current
    Cash                                                                   $         17,175    $         26,768
                                                                           ================    ================

                                            LIABILITIES

Current
    Accounts payable and accrued liabilities                               $          7,086    $          6,535
                                                                           ----------------    ----------------

                                    STOCKHOLDERS' EQUITY

Common stock
        75,000,000  shares authorized, $0.001 par value
         9,515,000  shares outstanding (June 30, 2004: 9,515,000)                     9,515               9,515
Additional paid in capital                                                           20,985              20,985
Deficit accumulated during the pre-exploration stage                                (20,411)            (10,267)
                                                                           ----------------    ----------------

                                                                                     10,089              20,233
                                                                           ----------------    ----------------

                                                                           $         17,175    $         26,768
                                                                           ================    ================


                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three and nine months ended March 31, 2005
           and for the period January 21, 2004 (Date of Incorporation)
                                to March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                January 21, 2004
                                                           Three months       Nine months           (Date of
                                                              ended              ended         Incorporation) to
                                                            March 31,          March 31,           March 31,
                                                               2005               2005                2005
                                                               ----               ----                ----
Expenses
    Accounting and audit fees                           $          1,787   $          5,993   $            9,028
    Bank charges                                                      37                158                  234
    Filing fees                                                      692              2,118                2,118
    Legal fees                                                         -              1,500                5,000
    Office and miscellaneous                                           -                  -                  156
    Mineral property costs                                             -                375                3,875
                                                        ----------------   ----------------   ------------------

Net loss for the period                                 $         (2,516)  $        (10,144)  $          (20,411)
                                                        ================   ================   ==================

Basic and diluted loss per share                        $          (0.00)  $           (0.00)
                                                        ================   =================

Weighted average number of shares outstanding                  9,515,000          9,515,000
                                                        ================   ================


                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                  for the nine months ended March 31, 2005, and
           for the period January 21, 2004 (Date of Incorporation) to
                                 March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                              January 21, 2004
                                                                             Nine months          (Date of
                                                                                ended        Incorporation) to
                                                                              March 31,          March 31,
                                                                                2005                2005
                                                                                ----                ----
Operating Activities
    Net loss for the period                                               $        (10,144)     $      (20,411)
    Change in non-cash working capital balance
     related to operations
      Accounts payable and accrued liabilities                                         551               7,086
                                                                          ----------------      --------------

Net cash used in operating activities                                               (9,593)            (13,325)
                                                                          ----------------      --------------

Financing Activity
    Capital stock issued                                                                 -              30,500
                                                                          ----------------      --------------

Net cash from financing activity                                                         -              30,500
                                                                          ----------------      --------------

Increase (decrease) in cash during the period                                       (9,593)             17,175

Cash, beginning of the period                                                       26,768                   -
                                                                          ----------------      --------------

Cash, end of the period                                                   $         17,175      $       17,175
                                                                          ================      ==============


Supplemental disclosure of cash flow information: Cash paid for:
      Interest                                                            $              -      $            -
                                                                          ================      ==============

      Income taxes                                                        $              -      $            -
                                                                          ================      ==============

                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                  INTERIM STATEMENT OF STOCKHOLDERS' EQUITY for
          the period January 21, 2004 (Date of Incorporation) to March
                                    31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional        During the
                                                Common Shares               Paid-in      Pre-exploration
                                      ----------------------------------
                                           Number         Par Value         Capital           Stage             Total
                                           ------         ---------         -------           -----             -----
Capital stock issued for cash
                        - at $0.001         7,500,000  $        7,500   $            -  $              -   $        7,500
                        - at $0.01          2,000,000           2,000           18,000                 -           20,000
                        - at $0.20             15,000              15            2,985                 -            3,000
Net loss for the period                             -               -                -           (10,267)         (10,267)
                                      ---------------  --------------   --------------  ----------------   --------------

Balance, June 30, 2004                      9,515,000           9,515           20,985           (10,267)          20,233

Net loss for the period                             -               -                -           (10,144)         (10,144)
                                      ---------------  --------------   --------------  ----------------   --------------

Balance, March 31, 2005                     9,515,000  $        9,515   $       20,985  $        (20,411)  $       10,089
                                      ===============  ==============   ==============  ================   ==============


                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Financial Statements
              ----------------------------

              While the information presented in the accompanying nine months to March 31, 2005 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's June 30, 2004 financial statements.

              Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005. Operating results for the period January 21, 2004 (Date of Incorporation) to March 31, 2004 have not been provided as there was no activity during this period.

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2005, the Company has accumulated losses of $20,411 since its commencement and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due.

              The Company was incorporated in the State of Nevada on January 21, 2004.

              The Company filed a Form SB-2 Registration Statement prospectus with the United States Securities and Exchange Commission to qualify for the sale by existing shareholders of 4,515,000 common shares at an offering price of $0.20 per share. The Company will not receive any proceeds from this offering as these shares have already been issued.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation
-------------------------

Our plan of operation for the twelve months following the date of this report is to complete the recommended stage one exploration program on the Sobeski Lake Gold property. We have enough funds on hand to complete the first phase of stage one. According to his geology report, Mr. Ostensoe estimates that the first phase, consisting of a geological data review and prospecting, will cost approximately $5,000 and will take about one to two months to complete. We anticipate commencing this first phase in the summer of 2005. This exploration will be completed by a two-person crew, including a qualified geologist.

We will then commence the second phase of exploration in the fall of 2005. This phase will consist of further prospecting and geochemical and geophysical surveying and is estimated to cost $10,000. This exploration will be completed by a two or three-person crew, including a qualified geologist. The geophysical portion of the exploration will be conducted in the winter when the property surface is frozen so that it can be easily traversed. We therefore expect Phase II to be completed by December 2005.

We do not have any arrangement with a qualified geologist to oversee these programs. However, subject to availability, we intend to retain Mr. Ostensoe. He will be responsible for hiring any additional personnel needed for the exploration programs.

As well, we anticipate spending an additional $25,000 on administrative fees, including professional fees payable in connection with the filing of this registration statement and complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $40,000.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans, although no such arrangement has been made.

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

If we do not secure additional funding for exploration expenditures, we may consider seeking an arrangement with a joint venture partner that would provide the required funding in exchange for receiving a part interest in the Sobeski Lake Gold property. We have not undertaken any efforts to locate a joint venture partner. There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms.

If we are unable to arrange additional financing or find a joint venture partner for the Sobeski Lake Gold property, our business plan will fail and operations will cease.

Results Of Operations For Period Ending March 31, 2005

We did not earn any revenues during the period ending March 31, 2005. We incurred operating expenses in the amount of $10,342 for the nine-month period ended March 31, 2005. These operating expenses were comprised of accounting and audit fees of $6,191, filing fees of $2,118, legal fees of $1,500, mineral property costs of $375 and bank charges of $158. At March 31, 2005, we had cash on hand of $17,175 and liabilities of $7,284.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies
----------------------------

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Mineral Properties

We charge all of our mineral property acquisition and exploration costs to operations as incurred. If, in the future, we determine that a mineral property in which we have an interest can be economically developed on the basis of established proven and probable reserves, we will capitalize the costs incurred to develop the property. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. This evaluation was conducted by Tim Coupland, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Tim Coupland, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAY 11, 2005


Dynamic Gold Corp.


/s/ Tim Coupland
------------------------------
Tim Coupland, President