Form 10KSB
period 2005-03-31
Dynamic Gold Inc.
filed 2005-09-28
CIK 1304730

================================================================================


                                      U.S.
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2005
                                               -------------

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-119823


                               DYNAMIC GOLD CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Nevada                                    Applied For
 ---------------------------               ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                       675 West Hastings Street, Suite 200
                   Vancouver, British Columbia, Canada V6B 1N2
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (604) 681-3131
               --------------------------------------------------
               Registrant's telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

 Title of each class                        Name of each exchange on which
 to be so registered                        each class is to be registered

         None                                            None

Securities to be registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                 Yes      X                                No
                     -----------                              ------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                 Yes      X                               No
                     -----------                             --------------

State issuer's revenues for its most recent fiscal year:           Nil
                                                          ----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                        $903,000 as at September 28, 2005
                        ---------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                       9,515,000 as of September 28, 2005
                       ----------------------------------

                                TABLE OF CONTENTS

                                                                          Page

ITEM 1:  DESCRIPTION OF BUSINESS............................................4
ITEM 2:  DESCRIPTION OF PROPERTY............................................13
ITEM 3:  LEGAL PROCEEDINGS..................................................13
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........13
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........13
ITEM 7:  FINANCIAL STATEMENTS...............................................15
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURES......................................16
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......16
ITEM 10:  EXECUTIVE COMPENSATION...........................................17
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...18
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................19
ITEM 13:  EXHIBITS AND REPORTS.............................................19

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We intend to commence operations as an exploration stage company. As such, there is no assurance that a commercially viable mineral deposit exists on our sole mineral property interest, the Sobeski Lake Gold property. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Sobeski Lake Gold property is determined. Economic and legal feasibility refers to a formal evaluation completed by an engineer or geologist, which confirms that the property can be successfully operated as a mine.

We will be engaged in the acquisition, and exploration of mineral properties with a view to the exploitation any mineral deposits we discover that demonstrate economic feasibility. Exploitation of a mineral deposit occurs when the company overseeing production processes rock from the property in order to remove and sell gold contained in the rock.

Because we are an exploration stage company, in the event that we discover mineral deposits on the Sobeski Lake Gold property, we will not have the capability to remove and refine those minerals. When exploration stage companies discover mineral deposits, which are a rare occurrence, they typically sell their interest in the property to larger development or production stage mining companies, or they enter into a joint venture arrangement. The larger companies are then responsible for operating the property as a mine. If we discover a mineral deposit on the Sobeski Lake Gold property, we anticipate entering into a similar arrangement with a more advanced mining company.

We acquired our interest in and to the four mineral claims, known collectively as the Sobeski Lake Gold, located in the Red Lake Mining District, in the province of Ontario, Canada for a cash payment of $3,500. The former owner of the claims, Dan Patrie Exploration Ltd., remains the registered owners of the property. It holds a 100% interest in the property in trust for us.

Our plan of operation is to determine whether this Sobeski Lake Gold property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon discovering economically recoverable reserves and obtaining the necessary financing to prove gold content on the property sufficient enough to justify operating the property as a mine by processing rock in order to remove and sell the gold found in the rock.

As an exploration stage corporation, we are engaged in the search for mineral deposits (reserves). We are not a development stage company involved in the preparation of an established commercially minable deposit for its extraction or a production stage company engaged in the exploitation of a mineral deposit.

Mineral Property Exploration

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. The initial two phases of an exploration program generally involve geochemical and geophysical surveys of a property. Subsequent exploration phases typically involve drilling.

Geochemical exploration involves gathering soil samples or pieces of rock from the property areas with the most potential to host economically significant mineralization based on past exploration results. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.

We have not yet commenced the initial phase of exploration on the Sobeski Lake Gold property. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results, as well as upon the recommendations of Brian Game, our director who is a professional geologist.

Even if we complete the currently recommended exploration programs on the Sobeski Lake Gold property and they are successful, we will need to spend substantial additional funds on further drilling and engineering studies before we will ever know if there is a commercially viable mineral deposit (a reserve) on the property.

Sobeski Lake Gold Property Purchase Agreement

We acquired the mineral claims located at Sobeski Lake in the Red Lake Mining district of northwestern Ontario, Canada from Dan Patrie Exploration Ltd., a private company owned by Dan Patrie on June 16, 2004. We paid the owner $3,500 in order to acquire a 100% interest in the mineral claims. Mr. Patrie and his company are both at arm's length to us. There are no other underlying agreements or interests in the mineral claims.

Title to the Sobeski Lake Gold Property

The Sobeski Lake Gold Property consists of four mineral claims. A "mineral claim" refers to a specific section of land over which a title holder owns rights to explore for and extract minerals from the ground. Such rights may be transferred or held in trust. The claims will be held in trust by Dan Patrie Exploration Ltd. on behalf of Dynamic Gold Corp. under prospector license #36646 in the name of Dan Patrie Exploration Ltd., registered in the Province of Ontario, Canada. We do not own any real property interest in the land covered by the claims.

If the trustee becomes bankrupt or transfers the claims to a third party, we may incur significant legal expenses in enforcing our interest in the claims in Ontario courts.

The registration of the claims in the name of a trustee does not impact a third party's ability to commence an action against us respecting the Sobeski Lake Gold property or to seize the claims after obtaining judgment.

The business purpose of us having the title to the Sobeski Lake Gold property held in trust is to avoid expenses we would incur in registering the claims in our corporate name.

Specifics of the four mineral claims are as follows:

Property Name        Claim Number   No. of Claims Units      Date of Expiry
-------------        ------------   -------------------      ---------------

Sobeski Lake Area      3004508             7                Feb 16, 2006
Sobeski Lake Area      3004509             9                Nov 14, 2005
Sobeski Lake Area      3004510             4                Nov 14, 2005
Sobeski Lake Area      3004511             4                Nov 14, 2005

All of the above claims were recorded two years prior to their respective dates of expiry.

In order to keep the claims comprising the Sobeski Lake Gold property in good standing, we must incur at least $6.00 per hectare in exploration work on the claims prior to the dates of expiry noted above. The expiry date is thereby extended for an additional two years. As the total area of the claims is 386 hectares, we must spend $2,316 on exploration in order to meet this requirement. If we fail to incur these exploration expenses by the expiry dates, title to the mineral claims reverts to the government. These exploration expenditure requirements are obligations imposed by the government.

Description, Location and Access

The Sobeski Lake Gold property is located in the Red Lake Mining District of northwestern Ontario. The district is at the west end of the Uchi - Red Lake greenstone belt and is accessed by Highway 105 of the Ontario road system. The four claims are situated approximately 22 kilometers northeast of Balmertown and 30 kilometers northeast of Red Lake. Red Lake is a long-established mining and resort town with a population of about 3,000. It is located on Highway 105, 175 kilometers north of Vermilion Bay on the Trans-Canada Highway. A full service airport with daily service from Kenora and Winnipeg is located 10 kilometers north of the town, near Balmertown, the site of Placer Dome's Campbell Red Lake gold mine and Goldcorp Inc.'s Red Lake gold mine. Red Lake provides most services and supplies required in support of mining and exploration work, as well as a ready supply of experienced exploration personnel. We have not entered into any agreement or negotiations, preliminary or otherwise, with any personnel or geologists to help us with the exploration of the Sobeski Lake Gold property.

Access to the claims from Red Lake is northerly by Highway 125 to Balmertown (10 kilometers), then by Nungasser Road to its intersection with a seasonal logging road about 5 kilometers away. An easterly logging road then leads to the property about four kilometers away. A logging road is a dirt road created by forestry companies for the purpose of removing timber from an area. Such roads are often difficult to traverse in wet or winter weather conditions.

A side road suitable only for small four wheel drive vehicles in summer and snowmobiles in winter is followed for about 2 kilometers to the west side claim line. The narrow side road continues easterly across the claims.

The Sobeski Lake Gold property is free of any mineral workings as there is no known history of previous work having been completed on the claims. Accordingly, there is no equipment located on the claims and no power source located on the claims. We will need to use portable generators if we require a power source for exploration of the property.

To date, we have not incurred any exploration expenditures on the Sobeski Lake Gold property. The property is without known reserves and our proposed exploration is exploratory in nature.

Mineralization and Rock Formation

The Sobeski Lake Gold property is located in an area of altered volcanic rocks that have the potential to host economic gold mineralization. Property sites favorable for mineralization commonly are in proximity to relatively thin beds of sedimentary rock, particularly tuff beds (layers of volcanic ash). Canadian Shield rocks, like those found on the property, are commonly profoundly altered from their original characteristics.

Exploration History

There is no known history of previous work having been completed on the actual Sobeski Lake Area property but the entire district has been actively explored by prospectors, airborne surveys, and by detailed geological mapping by government agencies.

Geological Report: Sobeski Lake Gold Property

We have obtained a geological report on the Sobeski Lake Gold property that was prepared by Mr. Erik A. Ostensoe, a professional geologist from Vancouver, British Columbia. The geological report summarizes the results of exploration in the area of the Sobeski Lake Gold property and makes a recommendation for further exploration work.

We acquired the four claims of the Sobeski Lake project due to their proximity to the large block of claims that has been under exploration by Planet Resources Ltd. That ground, in joint venture with Goldcorp., has been examined by prospecting, geophysical surveys, both airborne and ground-based, and by diamond drilling.

Stage 1

The first stage of exploration that Mr. Ostensoe recommends consists of data acquisition, grid preparation and surveys and can be broken down into two phases:

                                    Phase 1
                                    -------
Mr. Ostensoe recommends engaging a technically trained person to thoroughly search the geological database in order to assemble the available historical information relevant to the Sobeski Lake area. This would involve reviewing data filed with the Geological Survey of Canada, the Ontario Department of Mines and the Ministry of Natural Resources.

He then recommends that based upon this review, we should pursue an exploration program of prospecting. This would involve determining the extent, distribution and geology of outcrops. Outcrops are exposed rock on the surface of the property that is not covered by soil. These outcrops are analysed to determine whether they potentially containing gold mineralization based on the rock types.

This preliminary Phase I reconnaissance work requires approximately one week of fieldwork by a two person crew. The whole phase, including the initial compilation and the later presentation to management, is estimated to cost $5,000. Our current cash on hand will cover the cost of this program. We anticipate commencing this phase of exploration in the spring of 2005, when weather conditions permit. The entire phase, including the interpretation of data, should take a total of one to two months.

                                    Phase 2
                                    -------
Upon completion of Phase I, Mr Ostensoe recommends pursuing a field program of prospecting, as well as geochemical and geophysical surveying to determine the extent and distribution of mineralization which may indicate the potential presence of a gold reserve.

Geochemical surveys involve a consulting geologist gathering samples of soil and rock from property areas with the most potential to host economically significant mineralization. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.
Geophysical surveys are applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the merit of properties.

Mr. Ostensoe's report recommends that a budget of $10,000 for phase two. He recommends that the geochemical portion of the program be completed in the summer, when rock exposure is maximized due to melting of all snow on the property. He recommends that the geophysical portion of the exploration be conducted in the winter when the property surface is frozen so that it can be easily traversed.

We will need to raise additional financing to cover the anticipated the cost of this program.

Stage 2

Results from the Stage 1 exploration programs will allow us to choose specific property areas that are more likely to host a mineral deposit. Such areas will then be tested by meaning of drilling techniques which provide subsurface information concerning the underlying rock formations.

Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.

Drilling programs commonly include about five to eight initial drill holes, with a follow up stage, if warranted, of a further six to eight holes. The cost of the Stage 2 drilling work will be based entirely upon the results of the programs from Stage 1 and cannot be accurately forecast. However, we expect that such a program will cost a minimum of $200,000. A follow up drill program would likely cost an additional $300,000. We will not determine the exact number and location of drill holes until we have completed Stage 1.

We do not have an agreement with Mr. Ostensoe, or any other geologist, to provide geological services for planned exploration work on the Sobeski Lake Gold property.

Compliance with Government Regulation

We will be required to conduct all mineral exploration activities in accordance with the Mining Act of Ontario. While we do not require any authorization to proceed with the initial two phases of the recommended exploration program, we will be required to obtain work permits from the Ontario Ministry of Northern Development and Mines for the drilling program and any subsequent exploration work that results in a physical disturbance to the land if the program calls for the disturbance of more than 10,000 square meters of the property surface, or such areas that would total that amount when combined. A work permit is also required for the erection of structures on the property. There is no charge to obtain a work permit under the Mining Act. We have not applied for a work permit for the drilling phase of our proposed exploration program, as the application requires that we disclose details of the planned exploration. We will not be able to determine this until we have the results from Stage 1 of our exploration program. We anticipate that we can obtain a work permit within one month from filing an application.

When our exploration program proceeds to the drilling stage, we may be required to post small bonds if the rights of a private land owner may be affected. We may also be required to file statements of work with the Ministry of Northern Development and Mines. We will also be required to undertake remediation work on any exploration that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. However, for the drilling programs that we have planned, we do not expect remediation costs to exceed $10,000. We have budgeted for regulatory compliance costs in our proposed exploration program. We will need to raise additional funds in order to proceed with any drilling and to cover the costs of remediation.

The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any minerals or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

An environmental review is not required under the Environmental Assessment Act to proceed with the recommended exploration program on our mineral claims.

In order to keep the four mineral claims comprising the Sobeski Lake Gold property in good standing, we must incur at least $6.00 per hectare in exploration work on the claims prior to November 14, 2005 with respect to three of the claims, and prior to February 16, 2006 with respect to one of the claims. The expiry date is thereby extended for an additional two years. As the total area of the claims is 386 hectares, we must spend $2,316 on exploration in order to meet this requirement.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have incurred a total of $375 in connection with Mr. Ostensoe's preparation of a geological report concerning the Sobeski Lake Gold property. We have not incurred any other research or development expenditures since our incorporation.

Competition

While the mineral property exploration business is competitive, we do not anticipate having any difficulties retaining qualified personnel to conduct exploration on the Sobeski Lake Gold property.

Despite competition amongst gold producers, there is a strong market for any gold that is removed from the Sobeski Lake Gold property. While it is unlikely that we will discover a mineral deposit on the property, if we do, the value of the property will be influenced by the market price for gold. This price, to some degree, is influenced by the amount of gold sold by advanced gold production companies.

There are a large number of mineral exploration companies such as us that look to acquire interests in properties and conduct exploration on them. Given the large number of unexplored or under explored mineral properties that are currently available for acquisition, we do not expect competition to have a material impact on our business operations.

In the mineral exploration sector, our competitive position is insignificant. There are numerous mineral exploration companies with substantially more capital and resources that are able to secure ownership of mineral properties with a greater potential to host economic mineralization. We are not able to complete with such companies. Instead, we will attempt to acquire properties without proven mineral deposits that may have the potential to contain mineral deposits.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

                         Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Sobeski Lake Gold property, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Sobeski Lake Gold property. We have sufficient funds to conduct an initial phase of exploration on the property estimated to cost $5,000. However, we will require additional financing of $210,000 to complete the balance of the recommended stage one work program and for the stage two drill program and significant additional funding in order to determine whether the property contains economic mineralization. We will also require additional financing if the costs of the exploration of the Sobeski Lake Gold property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for gold, investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital or loans from our directors. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Sobeski Lake Gold property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have not yet commenced exploration on the property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. To date, we have been involved primarily in organizational activities and the acquisition of our mineral property. We have not earned any revenues as of the date of this annual report.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. If our exploration programs are successful in establishing minerals of commercial tonnage and grade, we will require additional funds in order to further develop the property.

We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Sobeski Lake Gold property and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

THE PROBABILITY OF AN INDIVIDUAL MINERAL EXPLORATION PROSPECT, SUCH AS THE SOBESKI LAKE GOLD PROPERTY, CONTAINING RESERVES IS EXTREMELY REMOTE. AS A RESULT, YOU COULD LOSE YOUR ENTIRE INVESTMENT.

Very few exploration stage mineral properties, such as the Sobeski Lake Gold property contain sufficient quantities of mineralization to constitute a reserve. A "reserve" is that part of a mineral deposit which could be economically and legally extracted or produced.

In all probability, the Sobeski Lake Gold property does not contain any reserves and all funds that we intend to spend on its exploration will be ultimately lost.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that our mineral claims contain economic mineralization of gold.

Exploration for minerals is a speculative venture necessarily involving substantial risk. Our exploration of the Sobeski Lake Gold property may not result in the discovery of commercial quantities of mineralization. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

OUR INDEPENDENT AUDITOR BELIEVES THERE IS SUBSTANTIAL DOUBT THAT WE WILL CONTINUE AS A GOING CONCERN. IF WE DO NOT CONTINUE AS A GOING CONCERN, YOU WILL LOSE YOUR INVESTMENT.

The Independent Auditor's Report to our audited financial statements for the period ended June 30, 2005, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

BECAUSE OUR DIRECTORS  OWN 52.54% OF OUR  OUTSTANDING  COMMON STOCK,  THEY COULD
MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors own approximately 52.54% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE THE CLAIMS COMPRISING THE SOBESKI LAKE GOLD PROPERTY ARE NOT REGISTERED IN OUR NAME, WE MAY INCUR SIGNIFICANT EXPENSES IN RESOLVING ANY TITLE DISPUTES.

The claims comprising the Sobeski Lake Gold are registered in the name of Dan Patrie Exploration Ltd., the company that sold the claims to us. This company holds these claims in trust for us. If the company becomes bankrupt or transfers the claims to a third party, we may incur significant legal expenses in enforcing our interest in the claims in Ontario courts. In such circumstances, we will have to lead evidence in court that demonstrates our interest in the claims. We would achieve this by providing the court with a copy of our agreement with the Dan Patrie Exploration Ltd. whereby we acquired the claims.

We may have the claims registered in our name by applying for extra-provincial registration with the Ontario provincial government and by filing an application for transfer of title with the Ontario Ministry of Northern Development and Mines. However, we do not presently intend to register the claims in this manner due to the expense involved. The cost of registration would be about $2,000.

BECAUSE OUR DIRECTORS  HAVE OTHER  BUSINESS  INTERESTS,  THEY MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Tim Coupland and our secretary, Mr. Brian Game, respectively devote 25% and 10% of their business time to our affairs.

It is possible that the demands on Messrs. Coupland and Game from their other obligations could cause either of them to be unable to devote sufficient time to the management of our business. In addition, Mr. Tim Coupland and Mr. Brian Game may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We currently plan to apply for listing of our common stock on the over the counter bulletin board. However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We acquired an interest in and to the four mineral claims, known as the Sobeski Lake Gold property, located in the Red Lake Mining District in the province of Ontario, Canada. Dan Patrie Exploration Ltd. holds a 100% interest in the mineral claims in trust for us. This property comprises four claims with an approximate area of 386 hectares. Our property interest in the claims is limited to mineral exploration and extraction rights. We do not have any real property interest in the claims.

We do not own or lease any property other than the Sobeski Lake Gold property. Our president, Mr. Tim Coupland, provides office space to us free of charge.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we anticipate applying to have our shares of common stock quoted on the National Association of Securities Dealers' OTC Bulletin Board, there is no guarantee that we will be successful.

We had 42 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights
         of  shareholders  who  have  preferential   rights  superior  to  those
         receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended stage one exploration program on the Sobeski Lake Gold property. We have enough funds on hand to complete the first phase of stage one. According to his geology report, Mr. Ostensoe estimates that the first phase, consisting of a geological data review and prospecting, will cost approximately $5,000 and will take about one to two months to complete. This exploration will be completed by a two-person crew, including a qualified geologist.

We will then commence the second phase of exploration. This phase will consist of further prospecting and geochemical and geophysical surveying and is estimated to cost $10,000. This exploration will be completed by a two or three-person crew, including a qualified geologist. We anticipate that the geochemical portion of the program will be completed in the summer, when rock exposure is maximized due to melting of all snow on the property. The geophysical portion of the exploration will be conducted in the winter when the property surface is frozen so that it can be easily traversed.

We do not have any arrangement with a qualified geologist to oversee these programs. However, subject to availability, we intend to retain Mr. Ostensoe. He will be responsible for hiring any additional personnel needed for the exploration programs.

As well, we anticipate spending an additional $25,000 on administrative fees, including professional fees payable in connection with complying with reporting obligations.

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

Results of Operations

We have not earned any revenues from our incorporation on January 21, 2004 to June 30, 2005. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $36,307 for the period from our inception on January 21, 2004 to June 30, 2005. These operating expenses were comprised of legal fees of $16,500, accounting and audit fees of $13,063, mineral property costs of $3,875 relating to the purchase of the Sobeski Lake Gold property and the preparation of a geological report, filing fees of $2,314, bank charges of $272 and office and miscellaneous costs of $283.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2005 we had cash on hand of $13,701. We will utilize $5,000 of these funds to cover anticipated costs involved with the Phase I exploration program that are proposed for the Sobeski Lake Gold property.

We will require additional funding in order to cover all anticipated administration costs and to proceed with the phase two of stage one exploration program that is estimated to cost $10,000, as well as the stage two drilling program on the property, estimated to cost $200,000.

ITEM 7:  FINANCIAL STATEMENTS


                               DYNAMIC GOLD CORP.

                        (A Pre-exploration Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                             (Stated in US Dollars)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Dynamic Gold Corp.
(A Pre-exploration Stage Company)

We have audited the accompanying balance sheets of Dynamic Gold Corp. (A Pre-exploration Stage Company) as of June 30, 2005 and 2004 and the related statements of operations, cash flows and stockholders' equity for the year ended June 30, 2005 and for the periods from January 21, 2004 (Date of Incorporation) to June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Gold Corp. as of June 30, 2005 and 2004 and the results of its operations and its cash flows for the year ended June 30, 2005 and for the periods from January 21, 2004 (Date of Incorporation) to June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                  /s/ Amisano Hanson

August 22, 2005                                     Chartered Accountants

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                             June 30, 2005 and 2004
                             (Stated in US Dollars)


                                                                                  2005                2004
                                                                                  ----                ----
                                               ASSETS
Current
    Cash                                                                   $         13,701    $         26,768
    Prepaid expenses                                                                  1,000                   -
                                                                           ----------------    ----------------

                                                                           $         14,701    $         26,768
                                                                           ================    ================

                                            LIABILITIES

Current
    Accounts payable and accrued liabilities                               $         20,508    $          6,535
                                                                           ----------------    ----------------

                                        STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock
        75,000,000  shares authorized, $0.001 par value
         9,515,000  shares outstanding (2004: 9,515,000)                              9,515               9,515
Additional paid in capital                                                           20,985              20,985
Deficit accumulated during the pre-exploration stage                                (36,307)            (10,267)
                                                                           ----------------    ----------------

                                                                                     (5,807)             20,233
                                                                           ----------------    ----------------

                                                                           $         14,701    $         26,768
                                                                           ================    ================

Nature and Continuance of Operations - Note 1





                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                        for the year ended June 30, 2005,
                    for the period January 21, 2004 (Date of
                   Incorporation) to June 30, 2004 and for the
                 period January 21, 2004 (Date of Incorporation)
                                to June 30, 2005
                             (Stated in US Dollars)



                                                                                   January 21,        January 21,
                                                                                  2004 (Date of      2004 (Date of
                                                                   Year          Incorporation)      Incorporation)
                                                                   ended               to                  to
                                                                 June 30,           June 30,            June 30,
                                                                   2005               2004                2005
                                                                   ----               ----                ----
Expenses
    Accounting and audit fees                                $         10,028  $           3,035   $         13,063
    Bank charges                                                          196                 76                272
    Filing fees                                                         2,314                  -              2,314
    Legal fees                                                         13,000              3,500             16,500
    Office and miscellaneous                                              127                156                283
    Mineral property costs                                                375              3,500              3,875
                                                             ----------------  -----------------   ----------------

Net loss for the period                                      $        (26,040) $         (10,267)  $        (36,307)
                                                             ================  =================   ================

Basic and diluted loss per share                             $          (0.00) $           (0.00)
                                                             ================  =================

Weighted average number of shares outstanding                       9,515,000          2,205,528
                                                             ================  =================




                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                      for the year ended June 30, 2005 and
          for the periods January 21, 2004 (Date of Incorporation) to
                             June 30, 2005 and 2004
                             (Stated in US Dollars)
                              --------------------


                                                                                January 21, 2004     January 21, 2004
                                                                  Year              (Date of             (Date of
                                                                 ended         Incorporation) to    Incorporation) to
                                                                June 30,            June 30,             June 30,
                                                                  2005                2004                 2005
                                                                  ----                ----                 ----
Operating Activities
    Net loss for the period                                $        (26,040)  $        (10,267)        $      (36,307)
    Change in non-cash working capital balances
     related to operations
      Prepaid expenses                                               (1,000)                 -                 (1,000)
      Accounts payable and accrued liabilities                       13,973              6,535                 20,508
                                                           ----------------   ----------------         --------------

Net cash used in operating activities                               (13,067)            (3,732)               (16,799)
                                                           ----------------   ----------------         --------------

Financing Activity
    Capital stock issued                                                  -             30,500                 30,500
                                                           ----------------   ----------------         --------------

Net cash from financing activity                                          -             30,500                 30,500
                                                           ----------------   ----------------         --------------

Increase (decrease) in cash during the period                       (13,067)            26,768                 13,701

Cash, beginning of the period                                        26,768                  -                      -
                                                           ----------------   ----------------         --------------

Cash, end of the period                                    $         13,701   $         26,768         $       13,701
                                                           ================   ================         ==============

Supplemental disclosure of cash flow information: Cash paid for:
      Interest                                             $              -   $              -         $            -
                                                           ================   ================         ==============

      Income taxes                                         $              -   $              -         $            -
                                                           ================   ================         ==============


                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  (DEFICIENCY) for the period January 21, 2004
                    (Date of Incorporation) to June 30, 2005
                             (Stated in US Dollars)


                                                                                             Deficit
                                                                                           Accumulated
                                                Common Stock              Additional        During the
                                      ----------------------------------   Paid-in      Pre-exploration
                                           Number         Par Value         Capital           Stage             Total
                                      ---------------  --------------   --------------  ----------------   --------------
Capital stock issued for cash
                        - at $0.001         7,500,000  $        7,500   $            -  $              -   $        7,500
                        - at $0.01          2,000,000           2,000           18,000                 -           20,000
                        - at $0.20             15,000              15            2,985                 -            3,000
Net loss for the period                             -               -                -           (10,267)         (10,267)
                                      ---------------  --------------   --------------  ----------------   --------------

Balance, June 30, 2004                      9,515,000           9,515           20,985           (10,267)          20,233

Net loss for the year                               -               -                -           (26,040)         (26,040)
                                      ---------------  --------------   --------------  ----------------   --------------

Balance, June 30, 2005                      9,515,000  $        9,515   $       20,985  $        (36,307)  $       (5,807)
                                      ===============  ==============   ==============  ================   ===============



                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                             (Stated in US Dollars)


Note 1        Nature and Continuance of Operations
              ------------------------------------

              The Company was incorporated in the State of Nevada on January 21, 2004 and is in the pre-exploration stage. The Company has acquired a mineral property located in the Province of Ontario, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.


              These financial statements have been prepared on a going concern basis. As at June 30, 2005, the Company has yet to achieve profitable operations, has a working capital deficiency of $5,807, has accumulated a deficit of $36,307 since inception and further losses are anticipated in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

              The Company's fiscal year end is June 30.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              The financial  statements  have,  in  management's  opinion,  been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:

              Basis of Presentation
              ---------------------
              The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

Dynamic Gold Corp.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
June 30, 2005 and 2004
(Stated in US Dollars) - Page 2
 --------------------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Pre-exploration Stage Company
              -----------------------------

              The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.


              Mineral Property
              ----------------

              Costs of lease, acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

              Environmental Costs
              -------------------
              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to a plan of action based on the then known facts.

              Foreign Currency Translation
              ----------------------------
              The Company's functional currency is Canadian dollars as substantially all of the operations are in Canada. The Company uses the United States of America dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the Statement of Financial Accounting ("FAS") No. 52.

              Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the year-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income Account in Stockholders' Equity, if applicable.

              Transactions undertaken in currencies other than the functional currency of the Company are translated using the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in other income or expenses on the Statement of Operations, if applicable.

Dynamic Gold Corp.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
June 30, 2005 and 2004
(Stated in US Dollars) - Page 3
 --------------------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Financial Instruments
              ---------------------

              The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Income Taxes
              ------------
              The Company uses the assets and liability method of accounting for income taxes pursuant to FAS No. 109 "Accounting for Income Taxes". Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Basic and Diluted Loss Per Share
              --------------------------------
              The Company reports basic loss per share in accordance with the FAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

              New Accounting Standards
              ------------------------
              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3        Mineral Property
              ----------------
              Sobeski Lake Gold Property
              --------------------------
              The Company acquired a 100% undivided right, title and interest in and to the 24 claim units, known as Sobeski Lake Gold Property, located in the Red Lake Mining District in the province of Ontario, Canada, for a $3,500 cash payment during the period ended June 30, 2004.

Dynamic Gold Corp.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
June 30, 2005 and 2004
(Stated in US Dollars) - Page 4
 --------------------

Note 4        Income Taxes
              ------------
              The significant components of the Company's deferred tax assets are as follows:


                                                                                2005                2004
                                                                                ----                ----
             Deferred Tax Assets
               Non-capital loss carryforward                             $          5,446    $          1,540
             Less:  valuation allowance for deferred tax asset                     (5,446)             (1,540)
                                                                         ----------------    ----------------

                                                                         $              -    $              -
                                                                         ================    ================


              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

              At June 30, 2005, the Company has accumulated non-capital losses totalling $36,307 (2004: $10,267), which is available to reduce taxable income in future taxation years. These losses expire beginning in 2024.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director                 Age
-----------------------         -----
Mr. Tim Coupland                  45
Mr. Brian Game                    41



Executive Officers:

Name of Officer                  Age            Office
---------------------           -----           -------
Tim Coupland                      45            President, Chief
                                                Executive Officer, Principal
                                                Financial Officer, Treasurer  &
                                                director

Brian Game                        41            Secretary & director



Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Tim Coupland has acted as our President, chief executive officer, Treasurer and as a director since our incorporation on January 21, 2004.

Mr. Coupland graduated from Simon Fraser University in 1983 with a Bachelor of Arts degree in geography. Since 1996, Mr. Coupland has acted as president, secretary and sole director of T8X Capital Ltd., a private British Columbia company involved in public company structuring and reorganization, preparing business plans and completing due diligence reviews of companies. From November 1996 to May 1997, Mr. Coupland provided investor relations services to CKD Ventures Ltd., a British Columbia reporting company involved in mineral property exploration whose shares traded on the Vancouver Stock Exchange. Since September 2000, he has also acted as President and a director of Alberta Star Development Corp. ("Alberta Star"), a reporting issuer in British Columbia, Alberta and the United States that is involved in mineral property exploration and development. Since Mr. Coupland's involvement with the company, Alberta Star has been involved in the exploration of the Longtom gold/uranium property in the Northwest Territories and the Dixie Lake Gold property in Ontario. In excess of $1,000,000 has been spent on the exploration of each of these properties, including multiple drilling programs. Both of the projects are in the exploration stage and contain no reserves.

Mr. Coupland will devote approximately 12 hours of  his   business   time to our
affairs each week.

Mr. Coupland does not possess any professional or technical credentials relating to mineral exploration, mine development or mining.

Mr. Brian Game has acted as our secretary and as a director since our incorporation on January 21, 2004.

Mr. Game obtained a Bachelor of Science degree in Geology from the University of British Columbia in 1985. Mr. Game has worked as a self-employed geological consultant since 1988 and is a Fellow of the Geological Association of Canada and a registered professional geologist with the Association of Professional Engineers and Geoscientists of British Columbia.

Mr. Game will devote approximately ten hours of his business time to our affairs each week.

Conflict of Interest

Both of our directors are involved in non-company business ventures that involve mineral properties and exploration. As our present business plan is focused entirely on the Sobeski Lake Gold property, there is no expectation of any conflict between our business interests and those of our directors. However, possible conflicts may arise in the future if we seek to acquire interests in additional mineral properties.

Our bylaws provide that each officer who holds another office or possesses property whereby, whether directly or indirectly, duties or interests might be created in conflict with his duties or interests as our officer shall, in writing, disclose to the president the fact and the nature, character and extent of the conflict and abstain from voting with respect to any resolution in which the officer has a personal interest. For example, if we propose to enter into a transaction in which our president, Tim Coupland, has a direct interest, he must disclose this interest to our other director, Brian Game, at the board meeting to consider the transaction. Mr. Coupland must then abstain from voting on the resolution to approve the transaction. Accordingly, in order for us to approve the transaction, Mr. Game would have to approve it. In making this decision, Mr. Game is required to act in the best interests of shareholders.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period ended June 30, 2005.

                         Annual Compensation

                                Other Restricted Options/ LTIP Other
                                        Stock  * SARs  payouts Comp
Name    Title  Year Salary Bonus Comp. Awarded    (#)     ($)
-----------------------------------------------------------------------
Tim      Pres., 2005  $0     0      0     0       0        0     0
Coupland CEO, Treasurer,
         Principal Financial
         Officer & Dir.

Brian    Sec.,  2005  $0     0      0     0       0        0     0
Game     & Dir.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                         Number   Transactions  Known Failures
                                        Of late    Not Timely    To File a
Name and principal position             Reports    Reported    Required Form
-----------------------------         ----------- ------------ ----------------
Tim Coupland                                0          0               1
(President, C.E.O., Treasurer and Director)
Brian Game                                  0          0               1
(Secretary and Director)


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of      Name and address                  beneficial     Percent
Class         of beneficial owner               ownership      of class
--------------------------------------------------------------------------------

Common         Tim Coupland                     3,500,000       36.78%
Stock          President, Chief
               Executive Officer,
               Principal Financial Officer,
               Treasurer and Director
               675 West Hastings St. Suite 200
               Vancouver, BC V6B 1N2
               Canada

Common         Brian Game                       1,500,000       15.76%
Stock          Secretary
               and Director
               675 West Hastings St. Suite 200
               Vancouver, BC V6B 1N2
               Canada

Common         Robert Fedun                       500,000        5.25%
Stock          193 Aquarius Mews
               Suite 2901
               Vancouver, BC V6Z 2Z2
               Canada

Common         Dr. Douglas Coupland                500,000        5.25%
Stock          586 Barnham Place
               West Vancouver, BC V7S 1T7
               Canada

Common         David Lorne                        500,000        5.25%
Stock          1184 Denman St.
               Suite 101
               Vancouver, BC V6G 2M9
               Canada

Common         Mark Foreman                       500,000        5.25%
Stock          2531 Borden Cres.
               Prince George, BC V2L 2X4
               Canada

Common         Larry Ilich                        500,000        5.25%
               1635 53 A St.
               Delta, BC V4M 3G3
               Canada

Common         All Officers and Directors       5,000,000       52.54%
Stock          as a Group that consists of        shares
               two people

The percent of class is based on 9,515,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, during the fiscal year ended December 31, 2005, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  *  Any of our directors or officers;
  *  Any person  proposed as a nominee for  election as a director;
  * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  *  Any of our promoters;
  * Any relative or spouse of any of the foregoing persons who has the same house as such person.


ITEM 13:  EXHIBITS AND REPORTS

Exhibits

   3.1*    Articles of Incorporation
   3.2*    Bylaws
  10.1*    Mineral Property Bill of Sale
  23.2**   Consent of Erik A. Ostensoe with consent to use
  31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  99.1**   Claims location map


* filed as exhibits to our registration statement on Form SB-2 dated October 19, 2004.

** filed as exhibits to our  registration  statement on Form SB-2 dated December
   9, 2004.

Reports on Form 8-K

We did not file any reports on Form 8-K during the last quarter of fiscal 2005.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current principal accountants, Morgan & Company, Chartered Accountants, billed the following fees for the services indicated during our two most recently completed fiscal years.


                                Fiscal year ended          Fiscal period ended
                                  June 30, 2005               June 30, 2004

Audit fees                           $4,293                      $2,500
Audit-related fees                      Nil                         Nil
Tax fees                                Nil                         Nil
All other fees                       $3,983                         Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC GOLD INC.


By          /s/ Tim Coupland
            -----------------
            Tim Coupland
            President, CEO
            Treasurer & Director
            Date: September 28, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ Tim Coupland
            Tim Coupland
            President, CEO
            Treasurer & Director
            Date: September 28, 2005


By          /s/ Brian Game
            Brian Game
            Secretary and Director
            Date: September 28, 2005