Form 10QSB
period 2005-09-30
Dynamic Gold Inc.
filed 2005-11-07
CIK 1304730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended September 30, 2005.

[    ]   Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-119823
                                           ----------



                               DYNAMIC GOLD CORP.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                   Applied For
-----------------------------------   ------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

675 West Hastings Street, Suite 200
Vancouver, British Columbia, Canada                         V6B 1N2
------------------------------------------      --------------------------------
(Address of principal executive offices)              (Postal or Zip Code)


Issuer's telephone number, including area code:            604-681-3131
                                                  ------------------------------


                                      None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,515,000 Shares of $0.001 par value Common Stock outstanding as of November 7, 2005.

                               DYNAMIC GOLD CORP.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                             September 30,          June 30,
                                                                                  2005                2005
                                                                                  ----                ----
                                               ASSETS

Current
    Cash                                                                   $         11,022    $         13,701
    Prepaid expenses                                                                  1,000               1,000
                                                                           ----------------    ----------------

                                                                           $         12,022    $         14,701
                                                                           ================    ================

                                            LIABILITIES

Current
    Accounts payable and accrued liabilities                               $         22,389    $         20,508
                                                                           ----------------    ----------------

                            STOCKHOLDERS' DEFICIENCY

Common stock
        75,000,000  shares authorized, $0.001 par value
         9,515,000  shares outstanding (June 30, 2005: 9,515,000)                     9,515               9,515
Additional paid in capital                                                           20,985              20,985
Deficit accumulated during the pre-exploration stage                                (40,867)            (36,307)
                                                                           ----------------    ----------------

                                                                                    (10,367)             (5,807)
                                                                           ----------------    ----------------

                                                                           $         12,022    $         14,701
                                                                           ================    ================


                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
           for the three months ended September 30, 2005 and 2004, and for the period January 21, 2004 (Date of Incorporation) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                      January 21,
                                                                                                     2004 (Date of
                                                                   Three              Three          Incorporation)
                                                               months ended       months ended             to
                                                               September 30,      September 30,      September 30,
                                                                   2005               2004                2005
                                                                   ----               ----                ----
Expenses
    Accounting and audit fees                                $          3,024  $           1,821   $         16,087
    Bank charges                                                           36                 51                308
    Filing fees                                                             -                  -              2,314
    Legal fees                                                          1,500                  -             18,000
    Office and miscellaneous                                                -                  -                283
    Mineral property costs                                                  -                375              3,875
                                                             ----------------  -----------------   ----------------

Net loss for the period                                      $         (4,560) $          (2,247)  $        (40,867)
                                                             ================  =================   ================

Basic and diluted loss per share                             $          (0.00) $           (0.00)
                                                             ================  =================

Weighted average number of shares outstanding                       9,515,000          9,515,000
                                                             ================  =================


                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                      INTERIM STATEMENTS OF CASH FLOWS for
               the three months ended September 30, 2005 and 2004,
                                       and
  for the period January 21, 2004 (Date of Incorporation) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                       January 21,
                                                                                                      2004 (Date of
                                                                 Three               Three            Incorporation)
                                                              months ended        months ended              to
                                                             September 30,       September 30,        September 30,
                                                                  2005                2004                 2005
                                                                  ----                ----                 ----
Operating Activities
    Net loss for the period                                $         (4,560)  $         (2,247)        $      (40,867)
    Change in non-cash working capital balances
     related to operations
      Prepaid expenses                                                    -                  -                 (1,000)
      Accounts payable and accrued liabilities                        1,881              1,286                 22,389
                                                           ----------------   ----------------     ------------------

Net cash used in operating activities                                (2,679)              (961)               (19,478)
                                                           ----------------   ----------------         --------------

Financing Activity
    Capital stock issued                                                  -                  -                 30,500
                                                           ----------------   ----------------         --------------

Net cash from financing activity                                          -                  -                 30,500
                                                           ----------------   ----------------         --------------

Increase (decrease) in cash during the period                        (2,679)              (961)                11,022

Cash, beginning of the period                                        13,701             26,768                      -
                                                           ----------------   ----------------         --------------

Cash, end of the period                                    $         11,022   $         25,807         $       11,022
                                                           ================   ================         ==============

Supplemental disclosure of cash flow information: Cash paid for:
      Interest                                             $              -   $              -         $            -
                                                           ================   ================         ==============

      Income taxes                                         $              -   $              -         $            -
                                                           ================   ================         ==============



                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
              (DEFICIENCY) for the period January 21, 2004 (Date of
                      Incorporation) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional        During the
                                                Common Stock                Paid-in      Pre-exploration
                                      ----------------------------------
                                           Number         Par Value         Capital           Stage             Total
                                           ------         ---------         -------           -----             -----
Capital stock issued for cash
                        - at $0.001         7,500,000  $        7,500   $            -  $              -   $        7,500
                        - at $0.01          2,000,000           2,000           18,000                 -           20,000
                        - at $0.20             15,000              15            2,985                 -            3,000
Net loss for the period                             -               -                -           (10,267)         (10,267)
                                      ---------------  --------------   --------------  ----------------   --------------

Balance, June 30, 2004                      9,515,000           9,515           20,985           (10,267)          20,233

Net loss for the year                               -               -                -           (26,040)         (26,040)
                                      ---------------  --------------   --------------  ----------------   --------------

Balance, June 30, 2005                      9,515,000           9,515           20,985           (36,307)          (5,807)

Net loss for the period                             -               -                -            (4,560)          (4,560)
                                      ---------------  --------------   --------------  ----------------   --------------
Balance, September 30, 2005                 9,515,000  $        9,515   $       20,985  $        (40,867)  $      (10,367)
                                      ===============  ==============   ==============  ================   ==============


                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Note 1        Interim Financial Statements
              ----------------------------
              While the information presented in the accompanying three months to September 30, 2005 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's June 30, 2005 financial statements.

              Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

Note 2        Continuance of Operations
              -------------------------
              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2005, the Company has a working capital deficiency of $10,367, has not yet attained profitable operations and has accumulated losses of $40,867 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Item 2. Plan of Operation
-------------------------
Our plan of operation for the twelve months following the date of this report is to complete the recommended stage one exploration program on the Sobeski Lake Gold property. We have enough funds on hand to complete the first phase of stage one. According to his geology report, Mr. Ostensoe estimates that the first phase, consisting of a geological data review and prospecting, will cost approximately $5,000 and will take about one to two months to complete. We anticipate commencing this first phase in November and December 2005. This exploration will be completed by a two-person crew, including a qualified geologist.

We will then commence the second phase of exploration in the spring of 2005. This phase will consist of further prospecting and geochemical and geophysical surveying and is estimated to cost $10,000. This exploration will be completed by a two or three-person crew, including a qualified geologist. The geophysical portion of the exploration will be conducted in the winter when the property surface is frozen so that it can be easily traversed.

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

Results Of Operations For Period Ending September 30, 2005

We did not earn any revenues during the period ending September 30, 2005. We incurred operating expenses in the amount of $4,560 for the three-month period ended September 30, 2005 as compared to a net loss of $2,247 in the comparative period in 2004. The increase in net loss was primarily a result of a increase in accounting and audit fees and legal fees. The operating expenses in the current fiscal year were comprised of accounting and audit fees of $3,024, legal fees of $1,500 and bank charges of $36.

At September 30, 2005, we had cash on hand of $11,022 and liabilities of $22,389.

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

Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. This evaluation was conducted by Tim Coupland, our chief executive officer and our principal accounting officer.

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

November 7, 2005


Dynamic Gold Corp.


/s/ Tim Coupland
------------------------------
Tim Coupland, President