Form 10QSB
period 2005-12-30
Dynamic Gold Inc.
filed 2006-02-13
CIK 1304730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended December 31, 2005.

[    ]   Transition Report pursuant to 13 or 15(d)  of  the  Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-119823
                                           ----------



                               DYNAMIC GOLD CORP.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                      Applied For
---------------------------------------        ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
---------------------------------------
incorporation or organization)
---------------------------------------

675 West Hastings Street, Suite 200
Vancouver, British Columbia, Canada                          V6B 1N2
---------------------------------------        ---------------------------------
(Address of principal executive offices)              (Postal or Zip Code)


Issuer's telephone number, including area code:          604-681-3131
                                              ----------------------------------


                                      None
--------------------------------------------------------------------------------
(Former  name,  former  address  and  former  fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,515,000 Shares of $0.001 par value Common Stock outstanding as of February 10, 2006.

                               DYNAMIC GOLD CORP.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                December 31, 2005

                             (Stated in US Dollars)

                                   (Unaudited)

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                              December 31,          June 30,
                                               ASSETS                             2005                2005
                                               ------                             ----                ----
Current
    Cash                                                                   $          4,519    $         13,701
    Prepaid expenses                                                                      -               1,000
                                                                           ----------------    ----------------

                                                                           $          4,519    $         14,701
                                                                           ================    ================

                                            LIABILITIES

Current
    Accounts payable and accrued liabilities                               $         18,422    $         20,508
                                                                           ----------------    ----------------

                            STOCKHOLDERS' DEFICIENCY

Common stock
        75,000,000  shares authorized, $0.001 par value
         9,515,000  shares outstanding (June 30, 2005: 9,515,000)                     9,515               9,515
Additional paid in capital                                                           20,985              20,985
Deficit accumulated during the pre-exploration stage                                (44,403)            (36,307)
                                                                           ----------------    ----------------

                                                                                    (13,903)             (5,807)
                                                                           ----------------    ----------------

                                                                           $          4,519    $         14,701
                                                                           ================    ================

                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
           for the three months and six months ended December 31, 2005 and 2004, and for the period January 21, 2004 (Date of
                         Inception) to December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                            January 21, 2004
                                              Three months ended                Six months ended           (Date of Inception)
                                                 December 31,                     December 31,               to December 31,
                                            2005             2004             2005            2004                2005
                                            ----             ----             ----            ----                ----
Expenses
    Accounting and audit fees          $        1,922   $       2,385    $       4,946   $       4,206    $          18,009
    Bank charges                                   63              70               99             121                  371
    Filing fees                                 1,551           1,426            1,551           1,426                3,865
    Legal fees                                      -           1,500            1,500           1,500               18,000
    Office and miscellaneous                        -               -                -               -                  283
    Mineral property costs                          -               -                -             375                3,875
                                       --------------   -------------    -------------   -------------    -----------------

Net loss for the period                $       (3,536)  $      (5,381)   $      (8,096)  $      (7,628)   $         (44,403)
                                       ==============   =============    =============   =============    =================

Basic and diluted loss per share       $       (0.00)   $       (0.00)   $       (0.00)  $       (0.00)
                                       =============    =============    =============   =============

Weighted  average  number  of  shares
outstanding                                 9,515,000       9,515,000        9,515,000       9,515,000
                                       ==============   =============    =============   =============

                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
            for the six months ended December 31, 2005 and 2004, and for the period January 21, 2004 (Date of Inception) to December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                       January 21,
                                                                                                      2004 (Date of
                                                                      Six months ended                Inception) to
                                                                        December 31,                   December 31,
                                                                  2005                2004                 2005
                                                                  ----                ----                 ----
Operating Activities
    Net loss for the period                                $         (8,096)  $         (7,628)        $      (44,403)
    Change in non-cash working capital balances
     related to operations
      Prepaid expenses                                                1,000                  -                      -
      Accounts payable and accrued liabilities                       (2,086)             3,908                 18,422
                                                           -----------------  ----------------         --------------

Net cash used in operating activities                                (9,182)            (3,720)               (25,981)
                                                           ----------------   ----------------         --------------

Financing Activity
    Capital stock issued                                                  -                  -                 30,500
                                                           ----------------   ----------------         --------------

Net cash from financing activity                                          -                  -                 30,500
                                                           ----------------   ----------------         --------------

Increase (decrease) in cash during the period                        (9,182)            (3,720)                 4,519

Cash, beginning of the period                                        13,701             26,768                      -
                                                           ----------------   ----------------         --------------

Cash, end of the period                                    $          4,519   $         23,048         $        4,519
                                                           ================   ================         ==============

                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
              (DEFICIENCY) for the period January 21, 2004 (Date of
                         Inception) to December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional        During the
                                                Common Stock                Paid-in      Pre-exploration
                                      ----------------------------------
                                           Number         Par Value         Capital           Stage             Total
                                           ------         ---------         -------           -----             -----
Capital stock issued for cash
                        - at $0.001         7,500,000  $        7,500   $            -  $              -   $        7,500
                        - at $0.01          2,000,000           2,000           18,000                 -           20,000
                        - at $0.20             15,000              15            2,985                 -            3,000
Net loss for the period                             -               -                -           (10,267)         (10,267)
                                      ---------------  --------------   --------------  ----------------   --------------

Balance, June 30, 2004                      9,515,000           9,515           20,985           (10,267)          20,233

Net loss for the year                               -               -                -           (26,040)         (26,040)
                                      ---------------  --------------   --------------  ----------------   --------------

Balance, June 30, 2005                      9,515,000           9,515           20,985           (36,307)          (5,807)

Net loss for the period                             -               -                -            (8,096)          (8,096)
                                      ---------------  --------------   --------------  ----------------   --------------

Balance, December 31, 2005                  9,515,000  $        9,515   $       20,985  $        (44,403)  $      (13,903)
                                      ===============  ==============   ==============  ================   ==============


                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Financial Statements
              ----------------------------
              While the information presented in the accompanying six months to December 31, 2005 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's June 30, 2005 financial statements.

              Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

Note 2        Continuance of Operations
              -------------------------
              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2005, the Company had not yet achieved profitable operations, has accumulated losses of $44,403 since its inception, has a working capital deficiency of $13,903 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Results Of Operations For Period Ending December 31, 2005

We did not earn any revenues during the period ending December 31, 2005. We incurred operating expenses in the amount of $8,096 for the six-month period ended December 31, 2005 as compared to a net loss of $7,628 in the comparative period in 2004. The increase in net loss was primarily a result of a slight increase in accounting and audit fees. The operating expenses in the current fiscal year were comprised of accounting and audit fees of $4,946, filing fees of $1,551, legal fees of $1,500 and bank charges of $99.

At December 31, 2005, we had cash on hand of $4,519 and liabilities of $18,422.

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

Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. This evaluation was conducted by Tim Coupland, our chief executive officer and our principal accounting officer.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.


SIGNATURES
----------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 10, 2006


Dynamic Gold Corp.


/s/ Tim Coupland
------------------------------
Tim Coupland, President