Form 10QSB
period 2006-03-31
Dynamic Gold Inc.
filed 2006-05-12
CIK 1304730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended March 31, 2006.

[    ]   Transition Report pursuant to 13 or 15(d) of  the  Securities  Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-119823
                                           ----------



                               DYNAMIC GOLD CORP.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                      Applied For
---------------------------------             ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

675 West Hastings Street, Suite 200
Vancouver, British Columbia, Canada                              V6B 1N2
----------------------------------------              -------------------------
(Address of principal executive offices)                   (Postal or Zip Code)


Issuer's telephone number, including area code:      604-681-3131
                                               -----------------------


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,515,000 Shares of $0.001 par value Common Stock outstanding as of May 12, 2006.

                               DYNAMIC GOLD CORP.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 March 31, 2006

                             (Stated in US Dollars)

                                   (Unaudited)

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                 March 31,          June 30,
                                                                                    2006              2005
                                                                                    ----              ----
                                               ASSETS
Current
    Cash                                                                      $         4,666   $        13,701
    Prepaid expenses                                                                        -             1,000
                                                                              ---------------   ---------------

                                                                              $         4,666   $        14,701
                                                                              ===============   ===============

                                            LIABILITIES

Current
    Accounts payable and accrued liabilities                                  $        16,957   $        20,508
    Loan payable - Note 3                                                              10,732                 -
                                                                              ---------------   ---------------

                                                                                       27,689            20,508
                                                                              ---------------   ---------------

                                    STOCKHOLDERS' DEFICIENCY

Common stock
         75,000,000  shares authorized, $0.001 par value
          9,515,000  shares outstanding (June 30, 2005: 9,515,000)                      9,515             9,515
Additional paid in capital                                                             20,985            20,985
Deficit accumulated during the pre-exploration stage                                  (53,523)          (36,307)
                                                                              ---------------   ---------------

                                                                                      (23,023)           (5,807)
                                                                              ---------------   ---------------

                                                                              $         4,666   $        14,701
                                                                              ===============   ===============

                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three and nine months ended March 31, 2006
                                  and 2005, and
    for the period January 21, 2004 (Date of Incorporation) to March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                      January 21, 2004
                                                                                                          (Date of
                                            Three months ended             Nine months ended           Inception) to
                                                March 31,                      March 31,                 March 31,
                                           2006           2005            2006           2005               2006
                                           ----           ----            ----           ----               ----
Expenses
    Accounting and audit fees         $       1,928  $       1,787   $       6,874  $       5,993   $          19,937
    Bank charges                                 44             37             143            158                 415
    Filing fees                                 336            692           1,887          2,118               4,201
    Legal fees                                    -              -           1,500          1,500              18,000
    Office and miscellaneous                     80              -              80              -                 363
    Mineral property costs                    6,732              -           6,732            375              10,607
                                      -------------  -------------   -------------  -------------   -----------------

Net loss for the period               $      (9,120) $      (2,516)  $     (17,216) $     (10,144)  $         (53,523)
                                      =============  =============   =============  =============   =================

Basic and diluted loss per share      $      (0.00)  $      (0.00)   $       (0.00) $       (0.00)
                                      ============   ============    =============  =============

Weighted average number of shares
outstanding                               9,515,000      9,515,000       9,515,000      9,515,000
                                      =============  =============   =============  =============


                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                  for the nine months ended March 31, 2006 and
               2005, and for the period January 21, 2004 (Date of
                        Incorporation) to March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                   January 21, 2004
                                                                                                       (Date of
                                                                       Nine months ended            Inception) to
                                                                           March 31,                  March 31,
                                                                     2006             2005               2006
                                                                     ----             ----               ----
Operating Activities
    Net loss for the period                                    $       (17,216) $       (10,144)    $      (53,523)
    Change in non-cash working capital balance related
     to operations
      Prepaid expenses                                                   1,000                -                  -
      Accounts payable and accrued liabilities                          (3,551)             551             16,957
                                                               ---------------  ---------------     --------------

Net cash used in operating activities                                  (19,767)          (9,593)           (36,566)
                                                               ---------------  ---------------     --------------

Financing Activities
    Capital stock issued                                                     -                -             30,500
    Loan payable                                                        10,732                -             10,732
                                                               ---------------  ---------------     --------------

Net cash from financing activities                                      10,732                -             41,232
                                                               ---------------  ---------------     --------------

Increase (decrease) in cash during the period                           (9,035)          (9,593)             4,666

Cash, beginning of the period                                           13,701           26,768                  -
                                                               ---------------  ---------------     --------------

Cash, end of the period                                        $         4,666  $        17,175     $        4,666
                                                               ===============  ===============     ==============


                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
              (DEFICIENCY) for the period January 21, 2004 (Date of
                          Inception) to March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                  Deficit
                                                                                                Accumulated
                                                                              Additional         During the
                                                   Common Shares                Paid-in       Pre-exploration
                                         ----------------------------------
                                              Number         Par Value          Capital            Stage             Total
                                              ------         ---------          -------            -----             -----
Capital stock issued for cash
                          - at $0.001          7,500,000  $        7,500   $            -    $             -    $        7,500
                          - at $0.01           2,000,000           2,000           18,000                  -            20,000
                          - at $0.20              15,000              15            2,985                  -             3,000
Net loss for the period                                -               -                -            (10,267)          (10,267)
                                         ---------------  --------------   --------------    ---------------    --------------

Balance, June 30, 2004                         9,515,000           9,515           20,985            (10,267)           20,233

Net loss for the period                                -               -                -            (26,040)          (26,040)
                                         ---------------  --------------   --------------    ---------------    --------------

Balance, June 30, 2005                         9,515,000           9,515           20,985            (36,307)           (5,807)

Net loss for the period                                -               -                -            (17,216)          (17,216)
                                         ---------------  --------------   --------------    ---------------    --------------

Balance, March 31, 2006                        9,515,000  $        9,515   $       20,985    $       (53,523)   $      (23,023)
                                         ===============  ==============   ==============    ===============    ==============

                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Financial Statements
              ----------------------------
              While the information presented in the accompanying nine months to March 31, 2006, interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's June 30, 2005 financial statements.

              Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

Note 2        Continuance of Operations
              -------------------------
              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $53,523 since its inception, has a working capital deficiency of $23,023 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there is no assurance of additional funding being available.

              The Company was incorporated in the State of Nevada on January 21, 2004.

Note 3        Related Party Transaction
              -------------------------
              The President of the Company provided a $10,732 loan to the Company. The loan is unsecured, bears no interest and is payable on demand.

Dynamic Gold Corp.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
March 31, 2006
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------


Note 4        Mineral Claims
              --------------
              During the nine months ended March 31, 2006, the Company staked three mineral claims located near Sobeski Lake in the Red Lake Mining District of North Western Ontario.

Forward-Looking Statements

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

Results Of Operations For Period Ending March 31, 2006

We did not earn any revenues during the nine-month period ending March 31, 2006. We incurred operating expenses in the amount of $17,216 for the nine-month period ended March 31, 2006 as compared to a net loss of $10,144 in the comparative period in 2005. The increase in net loss was primarily a result of an increase in mineral property costs, as well as a slight increase in accounting and audit fees. The operating expenses in the current fiscal year were comprised of accounting and audit fees of $6,874, mineral property costs of $6,732, filing fees of $1,887, legal fees of $1,500, bank charges of $143 and office and miscellaneous costs of $80.

At March 31, 2006, we had cash on hand of $4,666 and liabilities of $27,689 consisting of accounts payable and accrued liabilities of $16,957 and a loan from our president, Tim Coupland, for $10,732.

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

Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. This evaluation was conducted by Tim Coupland, our chief executive officer and our principal accounting officer.

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

May 12, 2006


Dynamic Gold Corp.


/s/ Tim Coupland
------------------------------
Tim Coupland, President