Form 10KSB
period 2006-06-30
Dynamic Gold Inc.
filed 2006-10-23
CIK 1304730

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006
                                               -------------

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-119823


                               DYNAMIC GOLD CORP.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



        Nevada                                          Applied For
------------------------------             ------------------------------------
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

              Yes      X                                No _____
                 ----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

              Yes      X                                No _____
                ----------

State issuer's revenues for its most recent fiscal year:           Nil
                                                          --------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                         $903,000 as at October 20, 2006
                         -------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                        9,515,000 as of October 20, 2006
                        --------------------------------

                                TABLE OF CONTENTS

                                                                          Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY.............................................13
ITEM 3:  LEGAL PROCEEDINGS...................................................13
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................13
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............13
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........14
ITEM 7:  FINANCIAL STATEMENTS................................................15
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURES........................................24
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........24
ITEM 10:  EXECUTIVE COMPENSATION.............................................26
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....27
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................27
ITEM 13:  EXHIBITS AND REPORTS...............................................28

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

We acquired our interest in and to the three mineral claims, known collectively as the Sobeski Lake Gold, located in the Red Lake Mining District, in the province of Ontario, Canada for a cash payment of $3,500. The former owner of the claims, Dan Patrie Exploration Ltd., remains the registered owners of the property. It holds a 100% interest in the property in trust for us.

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

Title to the Sobeski Lake Gold Property

The Sobeski Lake Gold Property consists of three mineral claims. A "mineral claim" refers to a specific section of land over which a title holder owns rights to explore for and extract minerals from the ground. Such rights may be transferred or held in trust. The claims will be held in trust by Dan Patrie Exploration Ltd. on behalf of Dynamic Gold Corp. under prospector license #36646 in the name of Dan Patrie Exploration Ltd., registered in the Province of Ontario, Canada. We do not own any real property interest in the land covered by the claims.

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

Specifics of the three mineral claims are as follows:

Property Name     Claim Number      No. of Claims Units     Date of Expiry
-------------     ------------      -------------------     --------------

Sobeski Lake       4201052                   9              January 28, 2008
Sobeski Lake       4201053                   4              January 28, 2008
Sobeski Lake       4201054                   4              January 28, 2008

These claims expired and were restaked during the year ended June 30, 2006 at a cost of $5,732. As a result, the property comprises three mineral claims consisting of 17 claim units.

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

This preliminary Phase I reconnaissance work requires approximately one week of fieldwork by a two person crew. The whole phase, including the initial compilation and the later presentation to management, is estimated to cost $5,000. Our current cash on hand will not cover the cost of this program. We will need to raise additional financing to cover the anticipated the cost of this phase. We anticipate commencing this phase of exploration in the spring of 2007, when weather conditions permit. The entire phase, including the interpretation of data, should take a total of one to two months.

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

In order to keep the three mineral claims comprising the Sobeski Lake Gold property in good standing, we must incur at least $6.00 per hectare in exploration work on the claims prior to November 14, 2005 with respect to three of the claims, and prior to February 16, 2006 with respect to one of the claims. The expiry date is thereby extended for an additional two years. As the total area of the claims is 219 hectares, we must spend $1,314 on exploration in order to meet this requirement.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have incurred a total of $1,000 in connection with Mr. Ostensoe's preparation of a geological report concerning the Sobeski Lake Gold property. We have not incurred any other research or development expenditures since our incorporation.

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

Our business plan calls for significant expenses in connection with the exploration of the Sobeski Lake Gold property. We do not have sufficient funds to conduct an initial phase of exploration on the property estimated to cost $5,000. We will require additional financing of $210,000 to complete the balance of the recommended stage one work program and for the stage two drill program and significant additional funding in order to determine whether the property contains economic mineralization. We will also require additional financing if the costs of the exploration of the Sobeski Lake Gold property are greater than anticipated.

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

The Independent Auditor's Report to our audited financial statements for the period ended June 30, 2006, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

ITEM 2:  DESCRIPTION OF PROPERTY

We hold an interest in and to the three mineral claims, known as the Sobeski Lake Gold property, located in the Red Lake Mining District in the province of Ontario, Canada. Dan Patrie Exploration Ltd. holds a 100% interest in the mineral claims in trust for us. This property comprises three claims with an approximate area of 219 hectares. Our property interest in the claims is limited to mineral exploration and extraction rights. We do not have any real property interest in the claims.

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended stage one exploration program on the Sobeski Lake Gold property. We do not have enough funds on hand to complete the first phase of stage one. According to his geology report, Mr. Ostensoe estimates that the first phase, consisting of a geological data review and prospecting, will cost approximately $5,000 and will take about one to two months to complete. This exploration will be completed by a two-person crew, including a qualified geologist.

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

Results of Operations

We have not earned any revenues from our incorporation on January 21, 2004 to June 30, 2006. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $58,463 for the period from our inception on January 21, 2004 to June 30, 2006. These operating expenses were comprised of legal fees of $18,000, accounting and audit fees of $24,637, mineral property costs of $10,607 relating to the purchase of the Sobeski Lake Gold property and the preparation of a geological report, filing fees of $4,405, bank charges of $451 and office and miscellaneous costs of $363.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2006 we had cash on hand of $2,190. We will utilize all of these funds to cover anticipated costs involved with the Phase I exploration program that are proposed for the Sobeski Lake Gold property.

We will require additional funding in order to cover all anticipated administration costs and to proceed with the phase one and two of stage one exploration program that is estimated to cost $10,000, as well as the stage two drilling program on the property, estimated to cost $200,000.

ITEM 7:  FINANCIAL STATEMENTS

                               DYNAMIC GOLD CORP.

                        (A Pre-exploration Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                             (Stated in US Dollars)
                             ----------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
Dynamic Gold Corp.
(A Pre-exploration Stage Company)

We have audited the accompanying balance sheets of Dynamic Gold Corp. (A Pre-exploration Stage Company) as of June 30, 2006 and 2005 and the related statements of operations, cash flows and stockholders' equity for the years ended June 30, 2006 and 2005 and for the period from January 21, 2004 (Date of Inception) to June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Gold Corp. as of June 30, 2006 and 2005 and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005 and for the period from January 21, 2004 (Date of Inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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


Vancouver, Canada                                            "Amisano Hanson"
September 11, 2006                                      Chartered Accountants

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                             June 30, 2006 and 2005
                             (Stated in US Dollars)
                             ----------------------

                                                 ASSETS                             2006              2005
                                                 ------                             ----              ----
Current
    Cash                                                                      $         2,190   $        13,701
    Prepaid expenses                                                                        -             1,000
                                                                              ---------------   ---------------

                                                                              $         2,190   $        14,701
                                                                              ===============   ===============

                                              LIABILITIES
                                              -----------
Current
    Accounts payable and accrued liabilities                                  $        19,421   $        20,508
    Loan payable - Note 4                                                              10,732                 -
                                                                              ---------------   ---------------

                                                                                       30,153            20,508
                                                                              ---------------   ---------------

                                       STOCKHOLDERS' DEFICIENCY
                                       ------------------------

Common stock
    75,000,000 shares authorized, $0.001 par value
    9,515,000 shares outstanding (2005: 9,515,000)                                      9,515             9,515
Additional paid in capital                                                             20,985            20,985
Deficit accumulated during the pre-exploration stage                                  (58,463)          (36,307)
                                                                              ---------------   ---------------

                                                                                      (27,963)           (5,807)
                                                                              ---------------   ---------------

                                                                              $         2,190   $        14,701
                                                                              ===============   ===============

Nature and Continuance of Operations - Note 1


                            SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                   for the years ended June 30, 2006 and 2005
     and for the period January 21, 2004 Date of Inception) to June 30, 2006
                             (Stated in US Dollars)
                              ---------------------

                                                                                                     January 21,
                                                                                                    2004 (Date of
                                                                          Year ended                Inception) to
                                                                           June 30,                   June 30,
                                                                    2006              2005              2006
                                                                    ----              ----              ----
Expenses
    Accounting and audit fees                                $        11,574    $        10,028   $       24,637
    Bank charges                                                         179                196              451
    Filing fees                                                        2,091              2,314            4,405
    Legal fees                                                         1,500             13,000           18,000
    Office and miscellaneous                                              80                127              363
    Mineral property costs                                             6,732                375           10,607
                                                             ---------------    ---------------   --------------

Net loss for the period                                      $       (22,156)   $       (26,040)  $      (58,463)
                                                             ===============    ===============   ==============

Basic and diluted loss per share                             $         (0.00)   $         (0.00)
                                                             ===============    ===============

Weighted average number of shares outstanding                      9,515,000          9,515,000
                                                             ===============    ===============

                            SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                   for the years ended June 30, 2006 and 2005
    and for the period January 21, 2004 (Date of Inception) to June 30, 2006
                             (Stated in US Dollars)
                             ----------------------

                                                                                                                    January 21,
                                                                                                                   2004 (Date of
                                                                                         Year ended                Inception) to
                                                                                          June 30,                    June 30,
                                                                                   2006              2005               2006
                                                                                   ----              ----               ----
                  Operating Activities
                      Net loss for the period                               $       (22,156)   $       (26,040)  $       (58,463)
                      Change in non-cash working capital balances
                       related to operations
                        Prepaid expenses                                              1,000             (1,000)                -
                        Accounts payable and accrued liabilities                     (1,087)            13,973            19,421
                                                                            ---------------    ---------------   ---------------

                  Net cash used in operating activities                             (22,243)           (13,067)          (39,042)
                                                                            ---------------    ---------------   ---------------

                  Financing Activities
                      Capital stock issued                                                -                  -            30,500
                      Loan payable                                                   10,732                  -            10,732
                                                                            ---------------    ---------------   ---------------

                  Net cash provided by financing activities                          10,732                  -            41,232
                                                                            ---------------    ---------------   ---------------

                  Increase (decrease) in cash during the period                     (11,511)           (13,067)            2,190

                  Cash, beginning of the period                                      13,701             26,768                 -
                                                                            ---------------    ---------------   ---------------

                  Cash, end of the period                                   $         2,190    $        13,701   $         2,190
                                                                            ===============    ===============   ===============

                            SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  (DEFICIENCY) for the period January 21, 2004
                      (Date of Inception) to June 30, 2006
                             (Stated in US Dollars)
                             ----------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                                             Additional         During the
                                                  Common Stock                 Paid-in       Pre-exploration
                                    ----------------------------------
                                             Number         Par Value          Capital            Stage             Total
                                             ------         ---------          -------            -----             -----
Capital stock issued for cash                7,500,000
                        - at $0.001                     $        7,500   $            -    $              -   $        7,500
                        - at $0.01           2,000,000           2,000           18,000                   -           20,000
                        - at $0.20              15,000              15            2,985                   -            3,000
Net loss for the period                              -               -                -             (10,267)         (10,267)
                                       ---------------  --------------   --------------    ----------------   --------------

Balance, June 30, 2004                       9,515,000           9,515           20,985             (10,267)          20,233
Net loss for the year                                -               -                -             (26,040)         (26,040)
                                       ---------------  --------------   --------------    ----------------   --------------

Balance, June 30, 2005                       9,515,000           9,515           20,985             (36,307)          (5,807)
Net loss for the year                                -               -                -             (22,156)         (22,156)
                                       ---------------  --------------   --------------    ----------------   --------------

Balance, June 30, 2006                       9,515,000  $        9,515   $       20,985    $        (58,463)  $      (27,963)
                                       ===============  ==============   ==============    ================   ==============

                            SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2006 and 2005
                             (Stated in US Dollars)


Note 1        Nature and Continuance of Operations
              ------------------------------------

              The Company was incorporated in the State of Nevada on January 21, 2004 and is in the pre-exploration stage. The Company has acquired a mineral property located in the Province of Ontario, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the intended expenditure budgets and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.


              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006, the Company has a working capital deficiency of $27,963, had not yet achieved profitable operations, and has accumulated losses of $58,463 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and or related party advances, however there is no assurance of additional funds being available.


Note 2        Summary of Significant Accounting Policies
              ------------------------------------------

              The financial  statements  have,  in  management's  opinion,  been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:


              Basis of Presentation
              ---------------------

              The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

Dynamic Gold Corp.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005
(Stated in US Dollars) - Page 2
 --------------------

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

Dynamic Gold Corp.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005
(Stated in US Dollars) - Page 3
 --------------------

Note 2   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------

              Foreign Currency Translation - (cont'd)
              ---------------------------------------

              Financial Instruments
              ---------------------

              The carrying value of cash, accounts payable and accrued liabilities and loan payable approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

              Comprehensive Loss
              ------------------

              The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". Comprehensive loss is comprised of net loss and foreign currency translation adjustments. Foreign currency translation adjustments are insignificant for the periods presented.

              New Accounting Standards
              ------------------------

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Dynamic Gold Corp.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005
(Stated in US Dollars) - Page 4
 --------------------

Note 3        Mineral Property

              Sobeski Lake Gold Property
              ---------------------------

              The Company acquired a 100% undivided right, title and interest in and to the 24 claim units, known as Sobeski Lake Gold Property, located in the Red Lake Mining District in the province of Ontario, Canada, for a $3,500 cash payment during the period ended June 30, 2004. These claims expired and were restaked during the year ended June 30, 2006 at a cost of $5,732. As a result, the property comprises three mineral claims consisting of 17 claim units.

Note 4        Loan Payable
              ------------

              The  loan  from  the   director  of  the  Company  is   unsecured,
              non-interest bearing and is due March 31, 2007.

Note 5        Income Taxes
              ------------

              The significant components of the Company's deferred tax assets are as follows:

                                                                             2006               2005
                                                                             ----               ----
             Deferred tax assets
                 Non-capital loss carryforward                               $        8,769     $        5,446
             Less: valuation allowance for deferred tax asset                        (8,769)            (5,446)
                                                                             --------------     --------------

                                                                             $            -     $            -
                                                                             ==============     ==============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

              At June 30, 2006, the Company has accumulated non-capital losses totalling $58,463 (2005: $36,307), which is available to reduce taxable income in future taxation years. These losses expire beginning in 2024.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director                 Age
-----------------------         -----
Mr. Tim Coupland                  47
Mr. Brian Game                    43



Executive Officers:

Name of Officer                  Age                 Office
---------------------           -----           -------
Tim Coupland                      47            President, Chief
                                                Executive Officer, Principal
                                                Financial Officer, Treasurer&
                                                director

Brian Game                        43            Secretary & director



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

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period ended June 30, 2006.

                         Annual Compensation

                                Other Restricted Options/ LTIP Other
                                        Stock  * SARs  payouts Comp
Name    Title  Year Salary Bonus Comp. Awarded    (#)     ($)
-----------------------------------------------------------------------
Tim      Pres., 2006  $0     0      0     0       0        0     0
Coupland CEO, Treasurer,
         Principal Financial
         Officer & Dir.
Brian    Sec.,  2006  $0     0      0     0       0        0     0
Game     & Dir.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                                     Number     Transactions   Known Failures
                                                   Of  late      Not Timely     To File a
Name and principal position                         Reports      Reported      Required Form
-------------------------------------------      -----------    -----------   ---------------
Tim Coupland                                           0            0                1
(President, C.E.O., Treasurer and Director)
Brian Game                                             0            0                1
(Secretary and Director)

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of      Name and address                  beneficial     Percent
Class         of beneficial owner               ownership      of class
-------------------------------------------------------------------------------

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

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, during the fiscal year ended June 30, , 2006, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

Reports on Form 8-K
-------------------
We did not file any reports on Form 8-K during the last quarter of fiscal 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current principal accountants, Amisano Hanson, Chartered Accountants, billed the following fees for the services indicated during our two most recently completed fiscal years.


                                Fiscal year ended          Fiscal year ended
                                  June 30, 2006               June 30, 2005

Audit fees                           $4,795                      $4,293
Audit-related fees                      Nil                         Nil
Tax fees                                Nil                         Nil
All other fees                       $4,293                      $3,983

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

DYNAMIC GOLD INC.


By          /s/ Tim Coupland
            -----------------
            Tim Coupland
            President, CEO
            Treasurer & Director
            Date: October 20, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ Tim Coupland
            ---------------------
            Tim Coupland
            President, CEO
            Treasurer & Director
            Date: October 20, 2006

By          /s/ Brian Game
            ----------------------
            Brian Game
            Secretary and Director
           Date: October 20, 2006