Form 10QSB
period 2006-09-30
Dynamic Gold Inc.
filed 2006-11-14
CIK 1304730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended September 30, 2006.

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-119823
                                           ----------



                               DYNAMIC GOLD CORP.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                 Applied For
--------------------------------           ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

675 West Hastings Street, Suite 200
Vancouver, British Columbia, Canada                      V6B 1N2
----------------------------------------          --------------------
(Address of principal executive offices)          (Postal or Zip Code)


Issuer's telephone number, including area code:         604-681-3131
                                                   ---------------------


                                      None
 ------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,515,000 Shares of $0.001 par value Common Stock outstanding as of November 14, 2006.

                               DYNAMIC GOLD CORP.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2006

                             (Stated in US Dollars)

                                   (Unaudited)

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      September 30, 2006 and June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)



                                                                               September 30,        June 30,
                                                                                    2006              2006
                                                                                    ----              ----
                                               ASSETS

Current
    Cash                                                                      $         2,131   $         2,190
                                                                              ===============   ===============

                                            LIABILITIES

Current
    Accounts payable and accrued liabilities                                  $        21,421   $        19,421
    Loan payable - Note 3                                                              10,732            10,732
                                                                              ---------------   ---------------

                                                                                       32,153            30,153
                                                                              ---------------   ---------------

                                    STOCKHOLDERS' DEFICIENCY

Common stock
         75,000,000  shares authorized, $0.001 par value
          9,515,000  shares outstanding (June 30, 2006: 9,515,000)                      9,515             9,515
Additional paid in capital                                                             20,985            20,985
Deficit accumulated during the pre-exploration stage                                  (60,522)          (58,463)
                                                                              ---------------   ---------------

                                                                                      (30,022)          (27,963)
                                                                              ---------------   ---------------

                                                                              $         2,131   $         2,190
                                                                              ===============   ===============

                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
              for the three month ended September 30, 2006 and 2005
 and for the period January 21, 2004 (Date of Inception) to September 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                              January 21, 2004
                                                                                                  (Date of
                                                                 Three months ended            Inception) to
                                                                    September 30,              September 30,
                                                                2006             2005               2006
                                                                ----             ----               ----
Expenses
    Accounting and audit fees                             $         2,000   $       3,024   $          26,637
    Bank charges                                                       59              36                 510
    Filing fees                                                         -               -               4,405
    Legal fees                                                          -           1,500              18,000
    Office and miscellaneous                                            -               -                 363
    Mineral property costs                                              -               -              10,607
                                                          ---------------   -------------   -----------------

Net loss for the period                                   $        (2,059)  $      (4,560)  $         (60,522)
                                                          ===============   =============   =================

Basic and diluted loss per share                          $         (0.00)  $       (0.00)
                                                          ===============   =============

Weighted average number of shares outstanding                   9,515,000       9,515,000
                                                          ===============   =============


                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
             for the three months ended September 30, 2006 and 2005
 and for the period January 21, 2004 (Date of Inception) to September 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                   January 21, 2004
                                                                                                       (Date of
                                                                      Three months ended            Inception) to
                                                                         September 30,              September 30,
                                                                     2006             2005               2006
                                                                     ----             ----               ----
Operating Activities
    Net loss for the period                                    $        (2,059) $        (4,560) $         (60,522)
    Change in non-cash working capital balance related
     to operations
      Accounts payable and accrued liabilities                           2,000            1,881             21,421
                                                               ---------------  ---------------  -----------------

Net cash used in operating activities                                      (59)          (2,679)           (39,101)
                                                               ---------------  ---------------  -----------------

Financing Activities
    Capital stock issued                                                     -                -             30,500
    Loan payable                                                             -                -             10,732
                                                               ---------------  ---------------  -----------------

Net cash from financing activities                                           -                -             41,232
                                                               ---------------  ---------------  -----------------

Increase (decrease) in cash during the period                              (59)          (2,679)             2,131

Cash, beginning of the period                                            2,190           13,701                  -
                                                               ---------------  ---------------  -----------------

Cash, end of the period                                        $         2,131  $        11,022  $           2,131
                                                               ===============  ===============  =================



                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                       (A Pre-exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
   for the period January 21, 2004 (Date of Inception) to September 30, 2006
                             (Stated in US Dollars)
                                  (Unaudited)


                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional        During the
                                               Common Shares               Paid-in       Pre-exploration
                                     ----------------------------------
                                          Number         Par Value         Capital            Stage            Total
                                     ---------------  --------------   --------------   ---------------    --------------
Capital stock issued for cash
                     - at $0.001           7,500,000  $        7,500   $            -   $             -    $        7,500
                     - at $0.01            2,000,000           2,000           18,000                 -            20,000
                     - at $0.20               15,000              15            2,985                 -             3,000
Net loss for the period                            -               -                -           (10,267)          (10,267)
                                     ---------------  --------------   --------------   ---------------    --------------

Balance, June 30, 2004                     9,515,000           9,515           20,985           (10,267)           20,233

Net loss for the period                            -               -                -           (26,040)          (26,040)
                                     ---------------  --------------   --------------   ---------------    --------------

Balance, June 30, 2005                     9,515,000           9,515           20,985           (36,307)           (5,807)

Net loss for the period                            -               -                -           (22,156)          (22,156)
                                     ---------------  --------------   --------------   ---------------    --------------

Balance, June 30, 2006                     9,515,000           9,515           20,985           (58,463)          (27,963)

Net loss for the period                            -               -                -            (2,059)           (2,059)
                                     ---------------  --------------   --------------   ---------------    --------------

Balance, September 30, 2006                9,515,000  $        9,515   $       20,985   $       (60,522)   $      (30,022)
                                     ===============  ==============   ==============   ===============    ==============



                             SEE ACCOMPANYING NOTES

                               DYNAMIC GOLD CORP.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Financial Statements

              While the information presented in the accompanying three months to September 30, 2006 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's June 30, 2006 financial statements.

              Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

Note 2        Continuance of Operations

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $60,522 since its inception, has a working capital deficiency of $30,022 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

              The Company was incorporated in the State of Nevada on January 21, 2004.

Dynamic Gold Corp.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2006
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------

Note 3        Mineral Property

              Sobeski Lake Gold Property

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

Results Of Operations For Period Ending September 30, 2006

We did not earn any revenues during the three-month period ending September 30, 2006. We incurred operating expenses in the amount of $2,059 for the three-month period ended September 30, 2006, as compared to a net loss of $4,560 in the comparative period in fiscal 2005. The decrease in net loss was a result of an decrease in accounting and audit fees, as well as legal fees. The operating expenses in the current fiscal year were comprised of accounting and audit fees of $2,000 and bank charges of $59.

At September 30, 2006, we had cash on hand of $2,131 and liabilities of $32,153 consisting of accounts payable and accrued liabilities of $21,421 and a loan from our president, Tim Coupland, for $10,732.

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

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. This evaluation was conducted by Tim Coupland, our chief executive officer and our principal accounting officer.

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

November 14, 2006


Dynamic Gold Corp.


/s/ Tim Coupland
------------------------------
Tim Coupland, President