Form 10QSB
period 2007-03-31
Dynamic Gold Corp.
filed 2007-05-10
CIK 1304730

UNITED STATES

SECURITIES AND EXHCHANGE COMMISION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2007.
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to _______. Commission file number: ___________________

Commission file number: 333-119823

DYNAMIC GOLD CORP.
(Exact name of registrant as specified in this charter)
NEVADA
(State or other jurisdiction of incorporation or organization)

NEVADA	Applied For
(State or other incorporation or organization)jurisdiction of	(IRS Employer Identification Number)

506 – 675 West Hastings Street, Vancouver, British Columbia V6B 1N2 Canada
(Address of principal executive offices)

(604) 488-0860
(Registrant’s telephone number, including area code)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]	No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  9,515,000 Shares of $0.001 par value Common Stock outstanding as of May 8, 2007.

Transitional Small Business Disclosure Format Yes [ ] No [X]

click here for printer-friendly PDF version

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

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

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

As used herein, the terms “Company,” “our,”, “we,” and “us” refer to Dynamic Gold Corp., a Nevada corporation, unless otherwise indicated.  In the opinion of management, the accompanying unaudited financial statements included in the Form 10-QSB reflect all adjustment (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period presented.  The results of operation for the periods presented are not necessarily indicative of the results to be expected for the full year.

Dynamic Gold Corp.

(A Pre-exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

Dynamic Gold Corp.

(A Pre-exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at 31 March 2007	As at 30 June 2006 (Audited)
	$	$

Assets

Current
Cash	153	2,190

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	18,890	19,421
Due to related party (Note 5)	20,732	10,732

	39,622	30,153

Shareholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
31 March 2007 – 9,515,000 common shares
30 June 2006 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	24,885	20,985
Deficit, accumulated during the pre-exploration stage	(73,869)	(58,463)

	(39,469)	(27,963)

	153	2,190

Nature and Continuance of Operations (Note 1) and Subsequent Event (Note 10)

On behalf of the Board:

/s/ Tim Coupland	Director
Tim Coupland

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.

(A Pre-exploration Stage Company)

Statements of Operations and Deficit

(Expressed in U.S. Dollars)

(Unaudited)

For the period from the date of inception on 21 January 2004 to 31 March 2007		For the three month period ended 31 March 2007	For the three month period ended 31 March 2006	For the nine month period ended 31 March 2007	For the nine month period ended 31 March 2006
	$	$	$	$	$

Expenses
Mineral properties (Schedule 1)	10,607	-	6,732	-	6,732
General and administrative (Schedule 2)	63,262	8,294	2,388	15,406	10,484

Net loss for the period	(73,869)	(8,294)	(9,120)	(15,406)	(17,216)

Deficit, accumulated during the pre-exploration stage, beginning of period	-	(65,575)	(44,403)	(58,463)	(36,307)

Deficit, accumulated during the pre-exploration stage, end of period	(73,869)	(73,869)	(53,523)	(73,869)	(53,523)

Basic and diluted loss per common share (Note 2)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common shares outstanding	9,515,000	9,515,000	9,515,000	9,515,000	9,515,000

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.

(A Pre-exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the period from the date of inception on 21 January 2004 to 31 March 2007		For the three month period ended 31 March 2007	For the three month period ended 31 March 2006	For the nine month period ended 31 March 2007	For the nine month period ended 31 March 2006
	$	$	$	$	$

Cash flows from operating activities
Net loss for the period	(73,869)	(8,294)	(9,120)	(15,406)	(17,216)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 9)	3,900	3,900	-	3,900	-
Changes in operating assets and liabilities
Decrease in prepaid expenses	-	-	-	-	1,000
Increase (decrease) in accounts payable and accrued liabilities	18,890	88	(1,465)	(531)	(3,551)
Increase in loan payable	20,732	-	10,732	10,000	10,732

	(30,347)	(4,306)	147	(2,037)	(9,035)
Cash flows from financing activity
Issuance of common shares for cash	30,500	-	-	-	-

Increase (decrease) in cash and cash equivalents	153	(4,306)	147	(2,037)	(9,035)

Cash and cash equivalents, beginning of period	-	4,459	4,519	2,190	13,701

Cash and cash equivalents, end of period	153	153	4,666	153	4,666

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.

(A Pre-exploration Stage Company)

Statements of Changes in Shareholders’ Deficiency

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares issued	Share capital	Additional Paid-in Capital	Deficit accumulated during the exploration stage	Total shareholders’ deficiency
		$	$	$	$
Balance at 21 January 2004 (inception)
Common shares issued for cash ($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash ($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash ($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the period	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related party – expenses (Notes 7 and 9)	-	-	3,900	-	3,900
Net loss for the period	-	-	-	(15,406)	(15,406)

Balance at 31 March 2007	9,515,000	9,515	24,885	(73,869)	(39,469)

The accompanying notes are an integral part of these financial statements.

 Dynamic Gold Corp.

(A Pre-exploration Stage Company)

Schedule 1 – Mineral Properties

(Expressed in U.S. Dollars)

(Unaudited)

For the period from the date of inception on 21 January 2004 to 31 March 2007		For the three month period ended 31 March 2007	For the three month period ended 31 March 2006	For the nine month period ended 31 March 2007	For the nine month period ended 31 March 2006
	$	$	$	$	$

Acquisition of mineral property interests (Note 3)	10,607	-	6,732	-	6,732

Details on Mineral Property Expenditures (Note 3)

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.

(A Pre-Exploration Stage Company)

Schedule 2 – General and Administrative Expenses

(Expressed in U.S. Dollars)

(Unaudited)

For the period from the date of inception on 21 January 2004 to 31 March 2007		For the three month period ended 31 March 2007	For the three month period ended 31 March 2006	For the nine month period ended 31 March 2007	For the nine month period ended 31 March 2006
	$	$	$	$	$

Bank charges and interest	588	36	44	137	143
Filing and financing fees	5,351	292	336	946	336
Legal and accounting fees	53,060	4,066	1,928	10,423	9,925
Management fees (Notes 7 and 9)	3,000	3,000	-	3,000	-
Office and miscellaneous	363	-	80	-	80
Rent (Notes 7 and 9)	900	900	-	900	-

	63,262	8,294	2,388	15,406	10,484

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.

(A Pre-Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

1.

Nature and Continuance of Operations

Dynamic Gold Corp. (the “Company”) was incorporated under the laws of the State of Nevada on 21 January 2004 and is in the pre-exploration stage.

The Company is in the business of acquiring and pre-exploring mineral properties.  The recoverability of the amounts expended by the Company on acquiring and pre-exploring mineral properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to complete the acquisition and/or development of the properties and upon future profitable production.

The Company’s financial statements as at 31 March 2007 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $15,406 for the nine month period ended 31 March 2007 (31 March 2006 - $9,120, cumulative - $73,869) and has a working capital deficit of $39,469 at 31 March 2007 (30 June 2006 - $27,963).

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances.  However, there is no assurance of additional funding being available.

2.

Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the nine month period ended 31 March 2007 are not necessarily indicative of the results that may be expected for the year ended 30 June 2007.  For further information, refer to the audited financial statements of the Company for the year ended 30 June 2006.

Dynamic Gold Corp.

(A Pre-Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

Pre-exploration stage company

The Company complies with Financial Accounting Standard Board Statement No. 7 and the Securities and Exchange Commission Act Guide 7 for its characterization of the Company as pre-exploration stage.

Mineral property

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral properties are expenses as incurred.

Environmental expenditures

The operations of the Company have been, and may in the future be, affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs.  Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable.  The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits.  Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars.  The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Financial instruments

The Company’s financial instruments consist of cash, prepaid expenses, accounts payable and accrued liabilities and loan payable.  The carrying value of the financial instruments is approximate fair value due to their short term to maturity.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Dynamic Gold Corp.

(A Pre-Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

Income taxes

Deferred income taxes are reported for timing difference between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 March 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Dynamic Gold Corp.

(A Pre-Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

3.

Mineral Property

The Company acquired a 100% undivided right, title and interest in and to the 24 claim units located in the Red Lake Mining District in the province of Ontario, Canada (the “Sobeski Lake Gold Property”) for a $3,500 cash payment during the period ended 30 June 2004.  These claims expired and were restaked during the year ended 30 June 2006 at a cost of $5,732.  As a result, the property comprises three mineral claims consisting of 17 claim units.

4.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.

Due to Related Party

On 8 December 2006 the Company entered into a loan agreement with a director of the Company for $10,000. The loan is unsecured, non-interest bearing and is due December 8, 2007.

On 31 March 2007 the Company renewed a loan agreement with a director of the Company for $10,732.  The loan is unsecured, bears interest at a rate of 8% per annum, calculated quarterly and is due 31 March 2008.

6.

Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

7.

Related Party Transactions

During the period ended 31 March 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (31 March 2006 - $Nil, cumulative - $3,000) and for rent in the amount of $900 (31 March 2006 - $Nil, cumulative - $900) (Note 9).

Dynamic Gold Corp.

(A Pre-Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

8.

Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2007.  There are no current or deferred tax expenses for the period ended 31 March 2007 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 31March 2007	For the nine month period ended 31 March 2006
	$	$

Refundable federal tax asset attributable to:
Current operations	5,238	5,853
Contributions to capital by related parties	(1,326)	-
Less: Change in valuation allowance	(3,912)	(5,853)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 March 2007 and 30 June 2006 are as follows:

	As at 31 March 2007	As at 30 June 2006 (Audited)
	$	$

Net operating loss carry-forward	69,969	58,463

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	23,789	19,877
Less: Valuation allowance	(23,789)	(19,877)

Net deferred tax asset	-	-

Dynamic Gold Corp.

(A Pre-Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2007, the Company has an unused net operating loss carry-forward balance of approximately $69,969 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2024 and 2027.

9.

Supplemental Disclosures with Respect to Cash Flows

	Cumulative from the date of inception on 21 January 2004 to 31 March 2007	For the nine month period ended 31 March 2007	For the nine month period ended 31 March 2006
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the period ended 31 March 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (31 March 2006 - $Nil, cumulative - $3,000) and for rent in the amount of $900 (31 March 2006 - $Nil, cumulative - $900) (Note 7).

10.

Subsequent event

Subsequent to 31 March 2007 the Company entered into a loan agreement with a director of the Company for $10,000.  The loan is unsecured, non-interest bearing and is due 3 April 2008.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

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

Results of Operations for Period Ending March 31, 2007

We have not earned any revenues from our incorporation on January 21, 2004 to March 31, 2007.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

We did not earn any revenues during the nine-month period ending March 31, 2007.  We incurred operating expenses in the amount of $15,406 for the nine-month period ended March 31, 2007, as compared to a net loss of $17,216 in the comparative period in fiscal 2006. Contributing to the period over period differences were an increase in filing and financing fees of $610, legal and accounting fees of $498, management fees of $3,000 and rent of $900 offset by a decrease in bank charges and interest of $6, office and miscellaneous of $80 and mineral property expenditures of $6,732.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At March 31, 2007, we had cash on hand of $153 and liabilities of $39,622 consisting of accounts payable and accrued liabilities of $18,890 and a loan from our president, Tim Coupland, for $20,732.

We will require additional funding in order to cover all anticipated administration costs and to proceed with the phase one and two of stage one exploration program that is estimated to cost $10,000, as well as the stage two drilling program on the property, estimated to cost $200,000.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to March 31, 2007.  At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

Employees

We have no employees as of the date of this annual report other than our four directors and Corporate Secretary.  On April 26, 2007 Mr. Robert Hall and Ms. Ann-Marie Cederholm were appointed to the Board of Directors of the Company and Mrs. Tamiko Coupland was appointed as the Corporate Secretary.

Research and Development Expenditures

This item is not applicable, as we do not conduct business requiring research and development activities.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that would require disclosure.

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

ITEM 3 – CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Ann-Marie Cederholm, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007.

Conclusions

Based upon their evaluation of our controls, Tim Coupland, our President and Chief Executive Officer, and Ann-Marie Cederholm, our Chief Financial Officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

 (b) Changes in Internal Controls

Based on the evaluation as of March 31, 2007, Tim Coupland, our President and Chief Executive Officer, and Ann-Marie Cederholm, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title

3(i)	Articles of Incorporation*
3(ii)	Bylaws *
10.1	Mineral Property Bill of Sale*
16.1	Letter from Amisano Hanson, Chartered Accountants***
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Claims location map**

*     Included in our original SB-2 Registration Statement filed on December 9, 2004.
**   Included in our SB-2 Amended Registration Statement filed on October 19, 2005.
*** Included in our Form 8-K that was filed with the commission on April 30, 2007.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC GOLD CORP.
BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

BY:	/ s / Ann-Marie Cederholm
Ann-Marie Cederholm, Chief Financial Officer

Exhibit 31.a

CERTIFICATION

I, Tim Coupland, President and Chief Executive Officer of Dynamic Gold Corp., certify that:

1.

I have reviewed this quarterly report of Dynamic Gold Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

 The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 8, 2007

/ s / Tim Coupland
Tim Coupland, President and CEO

(Principal Executive Officer)

Exhibit 31.b

CERTIFICATION

I, Ann-Marie Cederholm, Chief Financial Officer and principal accounting officer of Dynamic Gold Corp., certify that:

1.

I have reviewed this quarterly report of Dynamic Gold Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the small business issuer and have:

(a)

  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 8, 2007

/ s / Ann-Marie Cederholm
Ann-Marie Cederholm, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dynamic Gold Corp. (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Coupland, Principal Executive and I, Ann-Marie Cederholm, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer

May 8, 2007

/ s / Ann-Marie Cederholm
Ann-Marie Cederholm, Principal Financial Officer

May 8, 2007