Form 10KSB
period 2007-06-30
Dynamic Gold Corp.
filed 2007-09-13
CIK 1304730

UNITED STATES
SECURITIES AND EXHCHANGE COMMISION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: June 30, 2007.

[           ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _______.

Commission file number: 333-119823

DYNAMIC GOLD CORP.
(Name of small business issuer in its charter)

Nevada	Applied For

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

506 – 675 West Hastings Street, Vancouver, British Columbia, Canada V6B 1N2
(Address of principal executive offices)

Issuer’s telephone number (604) 488-0860

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [X]     No [   ]

State issuer’s revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$903,000 as at September 12,2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

9,515,000 as at September 12,2007

FORWARD-LOOKING STATEMENTS

This Form 10-QKB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

Business Development

We were incorporated in the State of Nevada on January 21, 2004. Our principal offices are located at 675 West Hastings Street, Suite 506 Vancouver, British Columbia, Canada, V6B 1N2. Our telephone number is (604) 488-0860.

We have not had any bankruptcy, receivership or similar proceeding since incorporation.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

General

We are a development-stage company and have not yet generated or realized any revenues from our business operations.

On June 16, 2004, we acquired our interest in and to the three mineral claims, known collectively as the Sobeski Lake Gold, property located in the Red Lake Mining District, in the province of Ontario, Canada for a cash payment of $3,500. The former owner of the claims, Dan Patrie Exploration Ltd., remains the registered owners of the property. It holds a 100% interest in the property in trust for us.

To date we have performed only mapping and compilation work on our property. As such, there is no assurance that a commercially viable mineral deposit exists on our sole mineral property interest, the Sobeski Lake Gold property. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Sobeski Lake Gold property is determined. Economic and legal feasibility refers to a formal evaluation completed by an engineer or geologist, which confirms that the property can be successfully operated as a mine.

We also anticipate we will be engaged in the acquisition, and exploration of other mineral properties with a view to the exploitation any mineral deposits we discover that demonstrate economic feasibility. Exploitation of a mineral deposit occurs when the company overseeing production processes rock from the property in order to remove and sell gold contained in the rock.

Because we are a development stage company, in the event that we discover mineral deposits on the Sobeski Lake Gold property, we will not have the capability to remove and refine those minerals. When development stage companies discover mineral deposits, which are a rare occurrence, they typically sell their interest in the property to larger development or production stage mining companies, or they enter into a joint venture arrangement. The larger companies are then responsible for operating the property as a mine. If we discover a mineral deposit on the Sobeski Lake Gold property, we anticipate entering into a similar arrangement with a more advanced mining company.

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

As a development stage corporation, we are engaged in the search for mineral deposits (reserves). We are not a development stage company involved in the preparation of an established commercially minable deposit for its extraction or a production stage company engaged in the exploitation of a mineral deposit.

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

Employees

At present, we have no employees, other than our current officers and directors, who devote their time as required to our business operations.

Research and Development Expenditures

We have incurred a total of $1,000 in connection with Mr. Ostensoe’s preparation of a geological report concerning the Sobeski Lake Gold property. We have not incurred any other research and development expenditures since our incorporation.

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

Our business plan calls for significant expenses in connection with the exploration of the Sobeski Lake Gold property. We do not have sufficient working capital to conduct an initial phase of exploration on the property estimated to cost $5,000. We will require additional financing of $210,000 to complete the balance of the recommended stage one work program and for the stage two drill program and significant additional funding in order to determine whether the property contains economic mineralization. We will also require additional financing if the costs of the exploration of the Sobeski Lake Gold property are greater than anticipated.

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

The Independent Auditor's Report to our audited financial statements for the period ended June 30, 2007, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

Because our directors own 53.60% of our outstanding common stock, they could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our directors own approximately 53.60% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because our directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our President will be devoting only 25% of his time to our business upon commencement of business operations. Currently our President, Chief Financial Officer and Corporate Secretary devote approximately 10% of their time to our affairs. It is possible that the demands on our officers and directors from their other obligations could cause them to be unable to devote sufficient time to the management of our business. In addition, they may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

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

Reports to Securities Holders

We are required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

You may read and copy any materials we file with the Securities and Exchange Commission at their Public Reference Room Office, 100 F Street, NE, Room 1580, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Additionally, the Securities and Exchange Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission.

ITEM 2 – DESCRIPTION OF PROPERTY

Mining Properties – General

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

A summary of the three mineral claims can be found below:

Name	Claim Number	No. of Claim Units	Date of Expiry

SOBESKI LAKE	4201052	9	January 28, 2008
SOBESKI LAKE	4201053	4	January 28, 2008
SOBESKI LAKE	4201054	4	January 28, 2008

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

This preliminary Phase I reconnaissance work requires approximately one week of fieldwork by a two person crew. The whole phase, including the initial compilation and the later presentation to management, is estimated to cost $5,000. Our current working capital will not cover the cost of this program. We will need to raise additional financing to cover the anticipated the cost of this phase. We anticipate commencing this phase of exploration in the spring of 2008, when weather conditions permit. The entire phase, including the interpretation of data, should take a total of one to two months.

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

Description of Other Properties

Our president, Mr. Tim Coupland, provides office space to us free of charge.

We do not own nor lease office space. Our President Tim Coupland makes contributions to capital for rent of the offices in Vancouver, British Columbia. This arrangement is expected to continue until such time as our activities necessitate we relocate, as to which no assurances can be given. We have no agreements with respect to the maintenance or future acquisition of an office.

ITEM 3 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Our address for service of process in Nevada is 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we anticipate applying to have our shares of common stock quoted on the National Association of Securities Dealers' OTC Bulletin Board, there is no guarantee that we will be successful.

Holders of Common Stock

As of September 12, 2007, we had 42 stockholders of record holding 9,515,000 shares of common stock.

Dividend Policy

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

Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

None.

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations for Period Ending June 30, 2007

We have not earned any revenues from our incorporation on January 21, 2004 to June 30, 2007. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the year ended June 30, 2007 was $33,845 compared to a net loss of $22,156 for the year ended June 30, 2006. Contributing to the period over period differences were an increase in advertising and promotion of $668, filing and financing fees of $122, legal and accounting fees of $2,052, management fees of $12,000 and rent of $3,600 offset by a decrease in office and miscellaneous of $22 and mineral property expenditures of $6,732.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2007, we had cash on hand of $6,653 and liabilities of $52,861 consisting of accounts payable and accrued liabilities of $22,129 and loans from our president, Tim Coupland, for $30,732.

We will require additional funding in order to cover all anticipated administration costs and to proceed with the phase one and two of stage one exploration program that is estimated to cost $10,000, as well as the stage two drilling program on the property, estimated to cost $200,000.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to June 30, 2007. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

ITEM 7 – FINANCIAL STATEMENTS

As used herein, the terms “Company,” “our,”, “we,” and “us” refer to Dynamic Gold Corp., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying audited financial statements included in the Form 10-KSB reflect all adjustment (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period presented. The results of operation for the years presented are not necessarily indicative of the results to be expected for the future years.

Dynamic Gold Corp.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

JAMES STAFFORD

James Stafford
Chartered Accountants*
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional, James Stafford, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Dynamic Gold Corp.
(A Development Stage Company)

We have audited the balance sheet of Dynamic Gold Corp. (the “Company”) as at 30 June 2007, and the related statements of operations and deficit, cash flows and changes in stockholders’ deficiency for the year then ended. We have also audited the statements of operations and deficit, cash flows and changes in stockholders’ deficiency for the period from the date of inception on 21 January 2004 through 30 June 2007, except that we did not audit these financial statements for the period from the date of inception on 21 January 2004 through 30 June 2006; those statements were audited by other auditors whose report dated 11 September 2006, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 June 2007 and the results of its operations and deficit, cash flows and changes in stockholders’ deficiency for the year then ended and for the period from the date of inception on 21 January 2004 to 30 June 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “James Stafford”

Vancouver, Canada	Chartered Accountants

15 August 2007

Dynamic Gold Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
As at 30 June

	2007	2006
	$	$

Assets

Current
Cash and cash equivalents	6,653	2,190

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	22,129	19,421
Due to related party (Note 5)	30,732	10,732

	52,861	30,153

Shareholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
30 June 2007 – 9,515,000 common shares
30 June 2006 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	36,585	20,985
Deficit, accumulated during the development stage	(92,308)	(58,463)

	(46,208)	(27,963)

	6,653	2,190

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Ann-Marie Cederholm	Director

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(A Development Stage Company)
Statements of Operations and Deficit
(Expressed in U.S. Dollars)

	For the period
	from the date of
	inception on 21	For the year	For the year
	January 2004 to	ended 30 June	ended 30
	30 June 2007	2007	June 2006
	$	$	$

Expenses
Acquisition of mineral property (Note 3)	10,607	-	6,732
Advertising and promotion	668	668	-
Bank charges and interest	631	180	179
Filing and financing fees	6,618	2,213	2,091
Legal and accounting	57,763	15,126	13,074
Management fees (Notes 7 and 9)	12,000	12,000	-
Office and miscellaneous	421	58	80
Rent (Notes 7 and 9)	3,600	3,600	-

Net loss for the year	(92,308)	(33,845)	(22,156)

Deficit, accumulated during the development
stage, beginning of year	-	(58,463)	(36,307)

Deficit, accumulated during the development
stage, end of year	(92,308)	(92,308)	(58,463)

Basic and diluted loss per common share		(0.01)	(0.01)

Weighted average number of common shares
used in per share calculations		9,515,000	9,515,000

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period
	from the date
	of inception on 21	For the year	For the year
	January 2004 to	ended 30	ended 30
	30 June	June	June
	2007	2007	2006
	$	$	$

Cash flows from operating activities
Net loss for the year	(92,308)	(33,845)	(22,156)
Adjustments to reconcile loss to net cash used by
operating activities
Contributions to capital by related party – expenses
(Notes 7 and 9)	15,600	15,600	-
Changes in operating assets and liabilities
Decrease in prepaid expenses	-	-	1,000
Increase (decrease) in accounts payable and accrued
liabilities (Note 4)	22,129	2,708	(1,087)
Increase in due to related party (Note 5)	30,732	20,000	10,732

	(23,847)	4,463	(11,511)

Cash flows from financing activity
Issuance of common shares for cash	30,500	-	-

Increase (decrease) in cash and cash equivalents	6,653	4,463	(11,511)

Cash and cash equivalents, beginning of year	-	2,190	13,701

Cash and cash equivalents, end of year	6,653	6,653	2,190

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(A Development Stage Company)
Statements of Changes in Shareholders’ Deficiency
(Expressed in U.S. Dollars)

				Deficit
				accumulated
	Number of		Additional	during the	Total
	shares	Share	paid-in	development	shareholders’
	issued	capital	capital	stage	deficiency
Balance at 21 January 2004
(inception)
Common shares issued for cash
($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash
($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash
($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the year	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related
party – expenses (Notes 7 and 9)	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

1.	Nature and Continuance of Operations

Dynamic Gold Corp. (the “Company”) was incorporated under the laws of the State of Nevada on 21 January 2004 and is in the development stage.

The Company is in the business of acquiring and pre-exploring mineral properties. The recoverability of the amounts expended by the Company on acquiring and pre-exploring mineral properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to complete the acquisition and/or development of the properties and upon future profitable production.

The Company’s financial statements as at 30 June 2007 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $33,845 for the year ended 30 June 2007 (30 June 2006 - $22,156, cumulative - $92,308) and has a working capital deficit of $46,208 at 30 June 2007 (30 June 2006 - $27,963).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2008. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2007, the Company had suffered losses from development stage pre-exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Dynamic Gold Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is 30 June.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Mineral property costs

The Company has been in the exploration stage since its formation 21 January 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisitions and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Environmental expenditures

The operations of the Company have been, and may in the future, be affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

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

Dynamic Gold Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Concentration of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

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

Dynamic Gold Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

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

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

Dynamic Gold Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

Dynamic Gold Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have an effect of the financial reporting of the Company.

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

3.	Mineral Property

During the year ended 30 June 2004, the Company acquired a 100% undivided right, title and interest in and to the 24 claim units located in the Red Lake Mining District in the province of Ontario, Canada (the “Sobeski Lake Gold Property”) for $3,500 cash. These claims expired and were restaked during the year ended 30 June 2006 at a cost of $5,732. As a result, the Sobeski Lake Gold Property comprises three mineral claims consisting of 17 claim units.

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Due to Related Party

The amount due to related party of $30,732 (2006 - $10,732) is due to a director/shareholder of the Company. A total of $10,000, $10,732 and $10,000 are due and repayable on 8 December 2007, 31 March 2008 and 3 April 2008 respectively.

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

Dynamic Gold Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

7.	Related Party Transactions

During the year ended 30 June 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $12,000 (30 June 2006 - $Nil, cumulative - $12,000) and for rent in the amount of $3,600 (30 June 2006 - $Nil, cumulative - $3,600) (Note 9).

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2007. There are no current or deferred tax expenses for the year ended 30 June 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year	For the year
	ended 30 June	ended 30 June
	2007	2006
	$	$

Deferred tax asset attributable to:
Current operations	11,507	8,769
Contributions to capital by related parties	(5,304)	-
Less: Change in valuation allowance	(6,203)	(8,769)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 June 2007 and 30 June 2006 are as follows:

	As at 30 June	As at 30 June
	2007	2006
	$	$

Net income tax operating loss carryforward	92,308	58,463

Statutory federal income tax rate	34%	34%
Contributed rent and services	-5.75%	0%
Effective income tax rate	0%	0%

Deferred tax assets	26,081	19,877
Less: Valuation allowance	(26,081)	(19,877)

Net deferred tax asset	-	-

Dynamic Gold Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2007, the Company has an unused net operating loss carry-forward balance of approximately $76,708 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2027.

9.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date
	of inception on	For the	For the
	21	year	year
	January 2004 to	ended 30	ended 30
	30 June	June	June
	2007	2007	2006
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income
taxes	-	-	-

During the year ended 30 June 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $12,000 (30 June 2006 - $Nil, cumulative - $12,000) and for rent in the amount of $3,600 (30 June 2006 - $Nil, cumulative - $3,600) (Note 7).

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of December 31, 2006, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-KSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms.

(b) Internal control over financial reporting

Management's annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Ann-Marie Cederholm, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007.

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

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in internal control over financial reporting

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

ITEM 8A(T) – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures above.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors

Name of Director	Age	Since
Tim Coupland	48	01/24/2004
Brian Game	44	01/24/2004
Ann-Marie Cederholm	31	04/26/2007
Robert Hall	29	04/26/2007

Executive Officers and Management

Name of Officer	Age	Office	Since
Tim Coupland	48	President, Chief Executive Officer	01/24/2004
Ann-Marie Cederholm	31	Chief Financial Officer	04/26/2007
Tamiko Coupland	40	Corporate Secretary	04/26/2007

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Tim Coupland, President and Chief Executive Officer

Mr. Coupland has acted as our President, Chief Executive Officer and director since our incorporation on January 21, 2004. Mr. Coupland has held numerous officer and directorship positions with TSX-V listed companies and OTCBB listed junior mining companies. Since 2000, Mr. Coupland has acted as President, Director and Chief Executive Officer of Alberta Star Development Corp., (TSX-V-ASX) (OTCBB-ASXSF) an exploration company engaged in the acquisition, exploration and development of exploration properties. Since 1996, he has acted as President, Secretary and sole director of T8X Capital Ltd., a private

British Columbia company involved in public company structuring and reorganization, preparing business plans, sourcing public and private financing and completing due diligence reviews of companies. In 2006, he was appointed director of Max Resource Corp. (TSX-V-MXR) (OTCBB-MXROF). Mr. Coupland has also acted as director of Anglo-Sierra Resources Corp., a non-reporting junior resource company whose shares were quoted on the OTCBB. Mr. Coupland has over 20 years of business experience with both public and private companies and has been successfully involved in raising both debt and equity financings of over $60 million dollars. He brings expertise in raising equity capital and then assembling highly seasoned teams of professionals, consultants, financial consultants and mineral exploration advisors who have proven track records in financing, negotiation and promotion required to secure and develop successful mineral exploration projects. Mr. Coupland brings a wealth of technical and financial experience as well as long-term business relationships with many Canadian First Nations and Métis groups operating in Canada’s Northwest Territories. Mr. Coupland has a Bachelor’s degree in Geography from Simon Fraser University.

Ann-Marie Cederholm, Chief Financial Officer

Ms. Cederholm joined us as director and Chief Financial Officer for the Company on April 26, 2007. Ms. Cederholm has been the Corporate Secretary for Alberta Star Development Corp., (TSX-V-ASX) (OTCBB-ASXSF) since October 19, 2005. Ms. Cederholm graduated from the University of British Columbia with a Bachelor’s degree in Education in 2006. She also received a Bachelor’s degree in Commerce from Royal Roads University in 1997. In 2003, she was admitted as a member of the Certified General Accountants of British Columbia. Ms. Cederholm has over 10 years of accounting experience in public practice and industry with a variety of private and public companies.

Tamiko Coupland, Corporate Secretary

Mrs. Coupland joined us as Corporate Secretary for the Company on April 26, 2007. Mrs. Coupland was the Corporate Secretary for Alberta Star Development Corp., (TSX-V-ASX) (OTCBB-ASXSF) from October 20, 2004 to October 19, 2005. Since 1996, she has acted as the secretary for T8X Capital Ltd., a private British Columbia company involved in public company structuring and reorganization, preparing business plans, sourcing public and private financing and completing due diligence reviews of companies.

Brian Game, Director

Mr. Game has acted as a director for the Company since our incorporation on January 21, 2004 and as the Company’s Corporate Secretary from January 21, 2004 to April 26, 2007. Mr. Game has been the Vice-President of Explorations for Westminster Resources Ltd. since January 26, 2006 and the Vice-President of Geology for Pacific Cascade Minerals Inc. (TSX-V-PCV) since January 24, 2006. Mr. Game holds a B.Sc. (Geology) degree which he received from the University of British Columbia in 1985. He also has a designation of P.Geo from the Association of Professional Engineers and Geoscientists of BC which was granted in 1992. Since February 1995, Mr. Game has been self-employed and President of BGame Associated Inc., a private company in the business of providing geological consulting services. Mr. Game was a director of three public companies which traded on the Exchange; Takepoint Ventures Ltd. from April 1993 to December 2001, Goldzone Explorations Inc. from April 1996 to November 2001 and Iciena Ventures Inc. from May 1998 to March 2002. Mr. Game has over 15 years experience in the junior mineral exploration business in British Columbia and internationally.

Robert Hall, Director

Mr. Hall joined us as a director for the Company on April 26, 2007. Mr. Hall joined us as a Director. Since 2006, Mr. Hall has acted as a director and VP of Field Operations of Alberta Star Development Corp., (TSX-V-ASX) (OTCBB-ASXSF). Mr. Hall holds a Bachelor’s degree in Education from the University of British Columbia. Mr. Hall has over 14 years of industry experience, nine of which were in a senior management capacity, with the Keg Steakhouse Restaurants of Canada. His accomplishments as a senior manager included receiving the “Top Keg Restaurant Franchise Award” for all of Canada in 2005. Mr. Hall was the recipient of “The Franchise of the Year” award exemplifying excellence in all fields including sales, teamwork, leadership, human resources management, administration, financial analysis and the ability to follow the Keg Restaurants rigorous high standards of excellence.

Conflict of Interest

Each of our directors are involved in non-company business ventures that involve mineral properties and exploration. As our present business plan is focused entirely on the Sobeski Lake Gold property, there is no expectation of any conflict between our business interests and those of our directors. However, possible conflicts may arise in the future if we seek to acquire interests in additional mineral properties.

Our bylaws provide that each officer who holds another office or possesses property whereby, whether directly or indirectly, duties or interests might be created in conflict with his duties or interests as our officer shall, in writing, disclose to the president the fact and the nature, character and extent of the conflict and be approved by a majority of the disinterested directors of our board of directors.

Significant Employees

The Registrant does not presently employ any person as a significant employee who is not an executive officer but who makes or is expected to make a significant contribution to the business of the Company.

Family Relationships

President and Chief Executive Officer Tim Coupland, and Corporate Secretary Tamiko Coupland are married, though no other familial or marital relationships exist amongst our officers and directors.

Involvement in Certain Legal Proceedings

No event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any present executive officer or director of the Registrant or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2007 all such filing requirements applicable to our officers and directors were current in their filings.

Code of Ethics

We have not adopted a written Code of Ethics at this time that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Board of Directors are reviewing the necessity of adopting such a document given we are still in the start-up development stage and have limited employees, officers and directors.

Board Committees

Nominating Committee

We do not have a Nominating Committee. Since our formation we have relied upon the personal relationships of our President to attract individuals to our Board of Directors.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Compensation Committee

We do not have a Compensation Committee. Our entire Board of Directors review and recommend the salaries, and benefits of all employees, consultants, directors and other individuals compensated by us.

Audit Committee

We do not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors.

Our Board of Directors has determined that we have at least one financial expert, Ann-Marie Cederholm. Since Ann-Marie Cederholm is an officer of the Company, as well as a director, she is not considered independent.

An audit committee financial expert means a person who has the following attributes:

(a)	An understanding of generally accepted accounting principles and financial statements;

(b)	The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

(c)

Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer's financial statements, or experience actively supervising one or more persons engaged in such activities;

(d)	An understanding of internal control over financial reporting; and

(e)	An understanding of audit committee functions.

Ms. Cederholm received a Bachelor’s degree in Commerce from Royal Roads University in 1997. In 2003, she was admitted as a member of the Certified General Accountants of British Columbia. Ms. Cederholm has over 10 years of accounting experience in public practice and industry with a variety of private and public companies.

ITEM 10 – EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended June 30, 2007 and 2006.

Summary Compensation Table

						Non-Equity
						Incentive	Nonqualified	All
				Stock	Option	Plan	Deferred	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Tim Coupland President, Chief Executive Officer and Director	2007	-	-	-	-	-	-	-	-

	2006	-	-	-	-	-	-	-	-

Ann-Marie Cederholm Chief Financial Officer and Director	2007	-	-	-	-	-	-	-	-

	2006	-	-	-	-	-	-	-	-

Tamiko Coupland Corporate Secretary	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-

Brian Game Director	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-

Robert Hall Director	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-

Outstanding Equity Awards

As of September 14, 2007, our directors and executive officers did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our directors did not earn any compensation during the fiscal year ended June 30, 2007.

Employment Contracts and Termination of Employment or Change of Control

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement) or change of control transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of		Amount and nature of	Percent of
class	Name and address of beneficial owner (2)	beneficial owner	class
(1)		(3)	(4)

Common	Tim Coupland	3,500,000	36.78%
Stock	President, Chief Executive Officer and Director	Direct
	Suite 506 – 675 West Hastings Street
	Vancouver, BC V6B 1N2
	Canada

Common	Ann-Marie Cederholm	100,000	1.05%
Stock	Chief Financial Officer and Director	Direct
	Suite 506 – 675 West Hastings Street
	Vancouver, BC V6B 1N2
	Canada

Common	Brian Game	1,500,000	15.76%
Stock	Director	Direct
	Suite 300 – 675 West Hastings Street
	Vancouver, BC V6B 1N2
	Canada

Common	Robert Fedun	500,000	5.25%
Stock	Suite 2901 – 193 Aquarius Mews	Direct
	Vancouver, BC V6Z 2Z2
	Canada

Common	Dr. Douglas Coupland	500,000	5.25%
Stock	586 Barnham Place	Direct
	West Vancouver, BC V7S 1T7
	Canada

Common	David Lorne	500,000	5.25%
Stock	Suite 101 – 1184 Denman Street	Direct
	Vancouver, BC V6G 2M9
	Canada

Common	Mark Foreman	500,000	5.25%
Stock	2531 Borden Cres.	Direct
	Prince George, BC V2L 2X4
	Canada

Common	Larry Ilich	500,000	5.25%
Stock	1635 53 A. Street	Direct
	Delta, BC V4M 3G3
	Canada

Common	All Officers and Directors	5,100,000	53.60%
Stock	as a Group that Consists of Three People

The percent of class is based on 9,515,000 shares of common stock issued and outstanding as of the date of this annual report.

Changes in Control

We know of no arrangements the operation of which may result in a change of our control.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of the following parties has, during the fiscal year ended June 30, 2007, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

*	Any of our directors or officers;
*	Any person proposed as a nominee for election as a director;
*	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
*	Any of our promoters;
*	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market (Note: Our shares of common stock are not listed on NASDAQ or any other national securities exchange and this reference is used for definition purposes only).

ITEM 13 – EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title

3(i)	Articles of Incorporation*
3(ii)	Bylaws *
10.1	Mineral Property Bill of Sale*
16.1	Letter from Amisano Hanson, Chartered Accountants***
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Claims location map**

*	Included in our original SB-2 Registration Statement filed on December 9, 2004.
**	Included in our SB-2 Amended Registration Statement filed on October 19, 2005.
***	Included in our Form 8-K that was filed with the Securities and Exchange Commission on April 30, 2007.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

James Stafford Chartered Accountants, audited our financial statements for fiscal 2007 as well as the quarterly statements for the nine month period ended March 31, 2007. Our previous accountant, Amisano Hanson, Chartered Accountants audited our financial statements for fiscal 2006 as well as the quarterly statements for the three month period ended September 30, 2006 and six month period ended December 31, 2006. The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2007	2006
Audit fees*	$4,863	$4,795
Audit-related fees**	7,040	4,293
Tax fees	-	-
All other fees	-	-
Total fees paid or accrued to our principal accountants	$11,903	$9,088

*   Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.

** Audit related fees consist of fees related to professional services rendered in connection with the review of our quarterly reports on Form 10-QSB.

Pre-Approval Policies and Procedures

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

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC GOLD CORP.

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

BY:	/ s / Ann-Marie Cederholm
Ann-Marie Cederholm, Chief Financial Officer

DATE:	September 12, 1007

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

Date:	September 12, 2007

BY:	/ s / Ann-Marie Cederholm
Ann-Marie Cederholm, Chief Financial Officer

DATE:	September 12, 1007

Exhibit 31.a

CERTIFICATION

I, Tim Coupland, President and Chief Executive Officer of Dynamic Gold Corp., certify that:

1.	I have reviewed the report of Dynamic Gold Corp.;

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

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

Date: September 12, 2007

/ s / Tim Coupland
Tim Coupland, President and CEO
(Principal Executive Officer)

Exhibit 31.b

CERTIFICATION

I, Ann-Marie Cederholm, Chief Financial Officer and principal accounting officer of Dynamic Gold Corp., certify that:

1.	I have reviewed the report of Dynamic Gold Corp.;

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

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d– 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

Date: September 12, 2007

/ s / Ann-Marie Cederholm
Ann-Marie Cederholm, CFO
(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Company’s Report of Dynamic Gold Corp. (the "Company") on Form 10-KSB for the year ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Coupland, Principal Executive and I, Ann-Marie Cederholm, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
September 12, 2007

/ s / Ann-Marie Cederholm
Ann-Marie Cederholm, Principal Financial Officer
September 12, 2007