Form 10QSB
period 2007-09-30
Dynamic Gold Corp.
filed 2007-11-09
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2007.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to _______.
Commission file number: 333-119823

DYNAMIC GOLD CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

506 – 675 West Hastings Street, Vancouver, British Columbia V6B 1N2 Canada
(Address of principal executive offices)

(604) 488-0860
(Issuer’s telephone number)

None
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

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,515,000 Shares of $0.001 par value Common Stock outstanding as of November 9, 2007.

Transitional Small Business Disclosure Format Yes [ ] No [X]

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

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

Dynamic Gold Corp.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

Dynamic Gold Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30	As at 30
	September	June 2007
	2007	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	3,758	6,653

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	24,051	22,129
Due to related party (Note 5)	30,732	30,732

	54,783	52,861

Shareholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
30 September 2007 – 9,515,000 common shares
30 June 2007 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	52,485	36,585
Deficit, accumulated during the development stage	(113,025)	(92,308

	(51,025)	(46,208

	3,758	6,653
Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(A Development Stage Company)
Statements of Operations and Deficit
(Expressed in U.S. Dollars)
(Unaudited)

	For the period
	from the date of	For the three	For the three
	inception on 21	month period	month period
	January 2004 to	ended 30	ended 30
	30 September	September	September
	2007	2007	2006
	$	$	$

Expenses
Acquisition of mineral property (Note 3)	10,607	-	-
Advertising and promotion	668	-	-
Bank charges and interest	688	57	59
Filing and financing fees	7,362	744	-
Legal and accounting	61,626	3,863	2,000
Management fees (Notes 7 and 9)	27,000	15,000	-
Office and miscellaneous	574	153	-
Rent (Notes 7 and 9)	4,500	900	-

Net loss for the period	(113,025)	(20,717)	(2,059)

Deficit, accumulated during the development
stage, beginning of period	-	(92,308)	(58,463)

Deficit, accumulated during the development
stage, end of period	(113,025)	(113,025)	(60,522)

Basic and diluted loss per common share		(0.01)	(0.01)

Weighted average number of common shares
used in per share calculations		9,515,000	9,515,000

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period
	from the date	For the three	For the three
	of inception on 21	month period	month period
	January 2004 to	ended 30	ended 30
	30 September	September	September
	2007	2007	2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(113,025)	(20,717)	(2,059)
Adjustments to reconcile loss to net cash used by
operating activities
Contributions to capital by related party – expenses
(Notes 7 and 9)	31,500	15,900	-
Changes in operating assets and liabilities
Decrease in prepaid expenses	-	-	2,000
Increase in accounts payable and accrued
liabilities (Note 4)	24,051	1,922	-
Increase in due to related party (Note 5)	30,732	-	-

	(26,742)	(2,895)	(59)

Cash flows from financing activity
Issuance of common shares for cash	30,500	-	-

Increase (decrease) in cash and cash equivalents	3,758	(2,895)	(59)

Cash and cash equivalents, beginning of period	-	6,653	2,190

Cash and cash equivalents, end of period	3,758	3,758	2,131

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(A Development Stage Company)
Statements of Changes in Shareholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit
				accumulated
	Number of		Additional	during the	Total
	shares	Share	paid-in	development	shareholders’
	issued	capital	capital	stage	deficiency
Balance at 21 January 2004
(inception)
Common shares issued for cash
($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash
($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash
($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the year	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related
party – expenses	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related
party – expenses (Notes 7 and 9)	-	-	15,900	-	15,900
Net loss for the period	-	-	-	(20,717)	(20,717)

Balance at 30 September 2007	9,515,000	9,515	52,485	(113,025)	(51,025)

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

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

The Company’s financial statements as at 30 September 2007 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $20,717 for the three month period ended 30 September 2007 (30 September 2006 - $2,059, cumulative -$113,025) and has a working capital deficit of $51,025 at 30 September 2007 (30 June 2007 - $46,208).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during fiscal 2008. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 September 2007, the Company had suffered losses from development stage pre-exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Dynamic Gold Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

Basis of presentation

These financial statements have peen prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended 30 September 2007 are not necessarily indicative of the results that may be expected for the year ended 30 June 2008. For further information, refer to the audited financial statements of the Company for the year ended 30 June 2007.

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
(Unaudited)
30 September 2007

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

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
(Unaudited)
30 September 2007

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 September 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

Dynamic Gold Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

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
(Unaudited)
30 September 2007

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

The amount due to related party of $30,732 (30 September 2006 - $10,732) is due to a director and shareholder of the Company. A total of $10,000, $10,732 and $10,000 are due and repayable on 8 December 2007, 31 March 2008 and 3 April 2008 respectively.

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

Dynamic Gold Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

7.	Related Party Transactions

During the three month period ended 30 September 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (30 September 2006 - $Nil, cumulative - $27,000) and for rent in the amount of $900 (30 September 2006 - $Nil, cumulative -$4,500) (Note 9).

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2007. There are no current or deferred tax expenses for the period ended 30 September 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three	For the three
	month period	month period
	ended 30	ended 30
	September 2007	September 2006
	$	$

Refundable federal tax asset attributable to:
Current operations	7,044	700
Contributions to capital by related parties	(5,406)	-
Less: Change in valuation allowance	(1,638)	(700)

Net refundable amount	-	-

Dynamic Gold Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

The composition of the Company’s deferred tax assets as at 30 September 2007 and 30 June 2007 are as follows:

	As at 30	As at 30 June
	September	2007
	2007	(Audited)
	$	$

Net operating loss carry-forward	113,025	92,308

Statutory federal income tax rate	34%	34%
Contributed rent and services	-9.48%	-5.75%
Effective income tax rate	0%	0%

Deferred tax asset	27,719	26,081
Less: Valuation allowance	(27,719)	(26,081

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2007, the Company has an unused net operating loss carry-forward balance of approximately $81,525 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires in 2026.

9.	Supplemental Disclosures with Respect to Cash Flows

	For the period	For the	For the
	from the date	three month	three month
	of inception on 21	period	period
	January 2004 to	ended 30	ended 30
	30 September	September	September
	2007	2007	2006
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income
taxes	-	-	-

During the three month period ended 30 September 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (30 September 2006 - $Nil, cumulative - $27,000) and for rent in the amount of $900 (30 September 2006 - $Nil, cumulative -$4,500) (Note 7).

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

Results of Operations for Period Ending September 30, 2007

We have not earned any revenues from our incorporation on January 21, 2004 to September 30, 2007. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

We incurred net losses of $20,717 for the three month period ended September 30, 2007 compared to a net loss of $2,059 for the three month period ended September 30, 2006. The increase in net loss is mainly attributed to legal and accounting fees, management fees and rent.

Legal and accounting fees increased to $3,863 for the three month period ended September 30, 2007 from $2,000 for the three month period ended September 30, 2006. The increase in legal and accounting fees period over period is due mainly to professional fees incurred to prepare and file our regulatory quarterly and annual filings with the United States Securities and Exchange Commission.

During the three month period ended September 30, 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (30 September 2006: $Nil) and for rent in the amount of $900 (30 September 2006: $Nil).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At September 30, 2007, we had cash on hand of $3,758 and liabilities of $54,783 consisting of accounts payable and accrued liabilities of $24,051 and a loan from our president, Tim Coupland, for $30,732.

We will require additional funding in order to cover all anticipated administration costs and to proceed with the phase one and two of stage one exploration program that is estimated to cost $10,000, as well as the stage two drilling program on the property, estimated to cost $200,000.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to September 30, 2007. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

ITEM 3 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of September 30, 2007, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-QSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Ann-Marie Cederholm, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007.

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

Attestation report of the registered public accounting firm

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of September 30, 2007, Tim Coupland, our President and Chief Executive Officer, and Ann-Marie Cederholm, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 3A(T) – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures above.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title

3(i)	Articles of Incorporation*
3(ii)	Bylaws *
10.1	Mineral Property Bill of Sale*
16.1	Letter from Amisano Hanson, Chartered Accountants***
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-
14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the
United States Code
99.1	Claims location map**

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

Date: November 9, 2007

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

Date: November 9, 2007

/ s / Ann-Marie Cederholm
Ann-Marie Cederholm, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dynamic Gold Corp. (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Coupland, Principal Executive and I, Ann-Marie Cederholm, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
November 9, 2007

/ s / Ann-Marie Cederholm
Ann-Marie Cederholm, Principal Financial Officer
November 9, 2007