Form 10QSB
period 2007-12-31
Dynamic Gold Corp.
filed 2008-02-14
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2007.
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_______ to _______ .
Commission file number: 000-52417

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

Yes [X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,515,000 Shares of $0.001 par value Common Stock outstanding as of February 13, 2008.

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

Dynamic Gold Corp.
(An Exploration Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31	As at 30
	December	June 2007
	2007	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	17,923	6,653

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	21,223	22,129
Due to related party (Note 6)	49,932	30,732

	71,155	52,861

Shareholders’ deficiency
Capital stock (Note 7)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
31 December 2007 – 9,515,000 common shares
30 June 2007 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	68,385	36,585
Deficit, accumulated during the exploration stage	(131,132)	(92,308)

	(53,232)	(46,208)

	17,923	6,653

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Ann-Marie Cederholm	Director

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
(Unaudited)

	For the period
	from the date
	of inception on	For the three	For the three	For the six	For the six
	21 January	month	month	month	month
	2004 to	period ended	period ended	period ended	period ended
	31 December	31 December	31 December	31 December	31 December
	2007	2007	2006	2007	2006
	$	$	$	$	$

Expenses
Mineral property costs (Note 4)	10,607	-	-	-	-
Advertising and promotion	668	-	-	-	-
Bank charges and interest	730	42	42	99	101
Filing and financing fees	7,847	485	654	1,229	654
Legal and accounting	63,306	1,680	4,357	5,543	6,357
Management fees
(Notes 8 and 10)	42,000	15,000	-	30,000	-
Office and miscellaneous	574	-	-	153	-
Rent (Notes 8 and 10)	5,400	900	-	1,800	-

Net loss for the period	(131,132)	(18,107)	(5,053)	(38,824)	(7,112)

Deficit, accumulated
during the exploration
stage, beginning of period	-	(113,025)	(60,522)	(92,308)	(58,463)

Deficit, accumulated
during the exploration
stage, end of period	(131,132)	(131,132)	(65,575)	(131,132)	(65,575)

Basic and diluted loss per
common share		(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number
of common shares
outstanding		9,515,000	9,515,000	9,515,000	9,515,000

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period
	from the date
	of inception on	For the three	For the three	For the six	For the six
	21 January	month	month	month	month
	2004 to	period ended	period ended	period ended	period ended
	31 December	31 December	31 December	31 December	31 December
	2007	2007	2006	2007	2006
	$	$	$	$	$

Cash flows from operating activities
Net loss for the period	(131,132)	(18,107)	(5,053)	(38,824)	(7,112)
Adjustments to reconcile loss to net
cash used by operating activities
Contributions to capital by related
party – expenses (Notes 8 and 10)	47,400	15,900	-	31,800	-
Changes in operating assets and
liabilities
Increase (decrease) in accounts
payable and accrued liabilities	21,223	(2,828)	(2,619)	(906)	(619)
Increase in loan payable	49,932	19,200	10,000	19,200	10,000

	(12,577)	14,165	2,328	11,270	2,269
Cash flows from financing activity
Issuance of common shares for cash	30,500	-	-	-	-

Increase in cash and cash equivalents	17,923	14,165	2,328	11,270	2,269

Cash and cash equivalents,
beginning of period	-	3,758	2,131	6,653	2,190

Cash and cash equivalents, end of
period	17,923	17,923	4,459	17,923	4,459

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit
				accumulated
	Number of		Additional	during the	Total
	shares	Share	paid-in	exploration	shareholders’
	issued	capital	capital	stage	deficiency
Balance at 21 January 2004
(inception)
Common shares issued for cash
($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash
($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash
($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the year	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related
party – expenses	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related
party – expenses (Notes 8 and 10)	-	-	31,800	-	31,800
Net loss for the period	-	-	-	(38,824)	(38,824)

Balance at 31 December 2007	9,515,000	9,515	68,385	(131,132)	(53,232)

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

1.	Nature and Continuance of Operations

Dynamic Gold Corp. (the “Company”) was incorporated under the laws of the State of Nevada on 21 January 2004 and is in the exploration stage.

The Company is in the business of acquiring and exploring mineral properties. The recoverability of the amounts expended by the Company on acquiring and exploring mineral properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to complete the acquisition and/or development of the properties and upon future profitable production.

The Company’s financial statements as at 31 December 2007 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $38,824 for the six month period ended 31 December 2007 (31 December 2006 - $7,112, cumulative - $131,132) and has a working capital deficit of $53,232 at 31 December 2007 (30 June 2007 - $46,208).

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

At 31 December 2007, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Change in Accounting Policy

Effective 30 June 2007, the Company adopted, on a retroactive basis, the provisions of Financial Accounting Standards Board (“FASB”) EITF 04-2 “Whether Mineral Rights are Tangible or Intangible Assets”. EITF 04-2 establishes mineral rights as tangible assets, whereby the aggregate carrying amount of such mineral rights should be reported as a separate component of property, plant, and equipment. The retroactive impacts of adopting EITF 04-2 had no impact on net loss or earnings per share for the periods ended 31 December 2007 and 2006 and 30 June 2007 (Notes 3 and 4).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

3.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

These financial statements have peen prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended 31 December 2007 are not necessarily indicative of the results that may be expected for the year ended 30 June 2008. For further information, refer to the audited financial statements of the Company for the year ended 30 June 2007.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Dynamic Gravel Holdings Ltd. (“Dynamic Gravel”), a company incorporated in the province of Alberta on 21 November 2007. All significant inter-company balances and transactions have been eliminated upon consolidation.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Mineral property costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs are expensed as incurred.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs (Note 4).

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate.

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141(R), Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to (a) the formation of a joint venture, (b) the acquisition of an asset or a group of assets that does not constitute a business, (c) a combination between entities or businesses under common control, (d) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 did not define the acquiree, although it included guidance on identifying the acquiree, as does this Statement. This Statement's scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting - the acquisition method - to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008. An entity may not apply it before that date. The Company is currently evaluating SFAS No. 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after 15 December 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently evaluating SFAS No. 160, and has not yet determined its potential impact on its future results of operations or financial position.

4.	Mineral Property

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

During the six month period ended 31 December 2007, the Company elected to abandon the Sobeski Lake Gold Property as it did not intend to do any further work on that property (Note 11).

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

6.	Due to Related Party

The balances due to related party is non-interest bearing, unsecured and have settlement dates within one year.

As at 31 December 2007, the amount due to related party consisted of $49,932 (30 June 2007 - $30,732) and consisted of cash advances from an officer who is also a director and shareholder of the Company.

7.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

8.	Related Party Transactions

During the six month period ended 31 December 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (31 December 2006 - $Nil, cumulative - $42,000) and for rent in the amount of $1,800 (31 December 2006 - $Nil, cumulative - $5,400) (Note 10).

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2007. There are no current or deferred tax expenses for the period ended 31 December 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

The provision for refundable federal income tax consists of the following:

	For the six	For the six
	month period	month period
	ended 31	ended 31
	December 2007	December 2006
	$	$

Refundable federal tax asset attributable to:
Current operations	13,200	2,418
Contributions to capital by related parties	(10,812)	-
Less: Change in valuation allowance	(2,388)	(2,418)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 December 2007 and 30 June 2007 are as follows:

	As at 31	As at 30
	December	June 2007
	2007	(Audited)
	$	$

Net operating loss carry-forward	131,132	92,308

Statutory federal income tax rate	34%	34%
Contributed rent and services	-8.81%	-5.75%
Effective income tax rate	0%	0%

Deferred tax asset	28,469	26,081
Less: Valuation allowance	(28,469)	(26,081)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2007, the Company has an unused net operating loss carry-forward balance of approximately $83,732 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires in 2026.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

10.	Supplemental Disclosures with Respect to Cash Flows

For the period
	from the date	For the six	For the six
	of inception on	month	month
	21	period	period
	January 2004 to	ended 31	ended 30
	31 December	December	December
	2007	2007	2006
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income
taxes	-	-	-

During the six month period ended 31 December 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (31 December 2006 - $Nil, cumulative - $42,000) and for rent in the amount of $1,800 (31 December 2006 - $Nil, cumulative - $5,400) (Note8).

11.	Subsequent events

The following events occurred subsequent to 31 December 2007:

i.	In January 2008, the Company acquired, for a cost o $25,000, a 100% interest in two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims (the “Super Mammonth”) located at Lloyd Point in the east arm of Toba Inlet situated 50 kilometers east of Campbell River, British Columbia and 28 kilometers north of Powel River on the British Columbia mainland.

ii.	On 8 January 2008, the Company borrowed $75,000 from an officer, director and shareholder of the Company. This promissory note payable bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due on demand.

iii.	On 20 January 2008, the Company allowed the Sobeski Lake Gold Property claims to expire (Note 4).

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

During the six month period ended December 31, 2007 we elected to abandon the Sobeski Lake Gold property as it did not intend to do any further work on the property. On January 20, 2008, the Company allowed the Sobeski Lake Gold Property claims to expire.

On January 8, 2008, we acquired, through our wholly owned subsidiary, a 100% interest in two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims (the “Super Mammoth Gravel Project”) situated on tidewater for $25,000. The Super Mammoth Gravel Project consist of two mineral claim tenures that are approximately 124.1 each hectares (“ha”) in size (total 248.2 ha). A detailed report used in obtaining aggregate samples has been filed and accepted by the British Columbia’s Gold commissioner’s office in September 2007. The claims are currently in good standing until their respective anniversary dates which include November 6, 2014 (Northern Gravel Claim) and January 19, 2015 (Super Mammoth Claim).

The Super Mammoth Gravel Project is located at Lloyd Point on the east arm of Toba Inlet situated 50 kilometers east of Campbell River, British Columbia, Canada and 28 kilometers north of Powell River on the British Columbia mainland. The existence of the Super Mammoth gravel deposit has been identified by Lands and Water British Columbia Inc. and has been the subject of numerous preliminary investigations over the years, with the potential to host a year round future sand and gravel aggregate operation with tidewater access that could supply growing demand for a range of raw materials to both British Columbia, Washington State, California and other United States and Pacific Rim coastal construction markets. The Super Mammoth Gravel Project is situated between sea level to about 300 meters in elevation that comprises a sorted accumulation of sand and gravel.

Plan of Operations

Our plan of operations for the twelve months following the date of this report is to finalize a National Instruments 43-101 report on the Super Mammoth Gravel Project which will outline the first phase of work. This phase will include geological data review and prospecting and will take approximately two months to complete. This exploration will be completed by a two-person crew, including a qualified geologist. We anticipate that the program will cost approximately $35,000. To date, we have not commenced exploration on the Super Mammoth Gravel Project.

In the next 12 months, we also anticipate spending an additional $80,000 on administrative fees, including professional fees payable in connection with the filing of this registration statement and complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $115,000.

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

If we do not secure additional funding for exploration expenditures, we may consider seeking an arrangement with a joint venture partner that would provide the required funding in exchange for receiving a part interest in the Super Mammoth Gravel Project. We have not undertaken any efforts to locate a joint venture partner. There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms.

If we are unable to arrange additional financing or find a joint venture partner for the Super Mammoth Gravel Project, our business plan will fail and operations will cease.

Results of Operations for Period Ending December 31, 2007

We have not earned any revenues from our incorporation on January 21, 2004 to December 31, 2007. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the three month period ended December 31, 2007 was $(18,107) compared to a net loss of $(5,053) for the three month period ended December 31, 2006. The Company’s net loss for the six month period ended December 31, 2007 was $(38,824) compared to a net loss of $(7,112) for the six month period ended December 31, 2006. The increase in net loss for the six month period ended December 31, 2007 is mainly attributed to legal and accounting fees, management fees and rent.

Legal and accounting fees decreased to $1,680 for the three month period ended December 31, 2007 from $4,357 for the three month period ended December 31, 2006. For the six month period ended December 31, 2007, legal and accounting fees decreased to $5,543 from $6,357 for the same period in 2006. The decrease in legal and accounting fees period over period is due mainly to professional fees incurred to prepare and file our regulatory quarterly and annual filings with the United States Securities and Exchange Commission.

During the three month period ended December 31, 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 and for rent in the amount of $900 as compared to $Nil for the three month period ended December 31, 2006. For the six month period ended December 31, 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 and for rent in the amount of $1,800 as compared to $Nil for same period in the prior year.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At December 31, 2007, we had cash on hand of $17,923 and liabilities of $71,155 consisting of accounts payable and accrued liabilities of $21,223 and cash advances from our president, Tim Coupland, for $49,932.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. We will require additional funding in order to cover all anticipated administration costs and to proceed with and finalizing a National Instruments 43-101 report on the Super Mammoth Gravel Project, estimated to cost a minimum of $115,000 over the next twelve months. We do not have any arrangements in place for any future equity financing and there is no guarantee we will be able to obtain the funding necessary to continue as a going concern.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to December 31, 2008. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

Employees

At present, we have no employees, other than our current officers and directors, who devote their time as required to our business operations.

Research and Development Expenditures

We have incurred a total of $1,000 in connection with a geological report concerning the Sobeski Lake Gold property. We have not incurred any other research and development expenditures since our incorporation.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that would require disclosure.

Subsequent Events

The following events occurred subsequent to December 31, 2007:

      In January 2008, the Company acquired, for a cost of $25,000, a 100% interest in two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims (the “Super Mammoth”) located at Lloyd Point in the east arm of Toba Inlet situated 50 kilometers east of Campbell River, British Columbia and 28 kilometers north of Powell River on the British Columbia mainland.

      On 8 January 2008, the Company borrowed $75,000 from an officer, director and shareholder of the Company. This promissory note payable bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due on demand.

      On 20 January 2008, the Company allowed the Sobeski Lake Gold Property claims to expire.

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

Mineral property costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs are expensed as incurred.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate.

ITEM 3 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of December 31, 2007, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-QSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Ann-Marie Cederholm, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of December 31, 2007 and believe they are effective.

Based upon their evaluation of our controls, Tim Coupland, our President and Chief Executive Officer, and Ann-Marie Cederholm, our Chief Financial Officer, has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

Based on the evaluation as of December 31, 2007, Tim Coupland, our President and Chief Executive Officer, and Ann-Marie Cederholm, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title

3(i)	Articles of Incorporation*
3(ii)	Bylaws *
10.1	Mineral Property Bill of Sale*
10.2	Loan Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.
10.3	Promissory Note dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.
10.4	General Security Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.
10.5	General Security Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gravel Holdings Ltd.
10.6	Material Subsidiary Guarantee dated January 8, 2008 between Tim Coupland and Dynamic Gravel Holdings Ltd.
10.7	Purchase and Sale Agreement dated January 8, 2008 between Dynamic Gravel Holdings and Farshad Shirvani
21	Subsidiaries
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Claims location map**

*	Included in our original SB-2 Registration Statement filed on December 9, 2004.

**	Included in our SB-2 Amended Registration Statement filed on October 19, 2005.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC GOLD CORP.

BY: / s / Tim Coupland Tim Coupland, President and Chief Executive Officer BY: / s / Ann-Marie Cederholm Ann-Marie Cederholm, Chief Financial Officer