Form 10KSB/A
period 2007-06-30
Dynamic Gold Corp.
filed 2008-03-13
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

(Mark One)
[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: June 30, 2007.
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to _______.
Commission file number: 000-52417

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

$903,000 as at March 12, 2008
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
9,515,000 as at March 12, 2008

EXPLANATORY SUMMARY OF CHANGES

Dynamic Gold Corp. is filing this Form 10KSB/A to provide additional disclosure and clarifications.  The primary changes are:

(a)

Modifying the filing and financial statements to refer to the Company as “exploration stage”;

(b)

Modifying the Company’s Mineral Properties accounting policy;

(c)

Providing additional information and clarification on the Company’s evaluation of disclosure controls and procedures and management’s annual report on internal control over financial reporting; and

(d)

Correcting typographical errors on the signature page and certifications.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB/A includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

General

We are an exploration-stage company and have not yet generated or realized any revenues from our business operations.

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

We expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from exploration of the Sobeski Lake Gold property and the production of minerals from the claims, we will not be able to earn profits or continue operations.

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

Reports to Securities Holders

We are required to file annual reports on Form 10-KSB/A and quarterly reports on Form 10-QSB with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

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

ITEM 7 – FINANCIAL STATEMENTS

As used herein, the terms “Company,” “our,”, “we,” and “us” refer to Dynamic Gold Corp., a Nevada corporation, unless otherwise indicated.  In the opinion of management, the accompanying audited financial statements included in the Form 10-KSB/A reflect all adjustment (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period presented.  The results of operation for the years presented are not necessarily indicative of the results to be expected for the future years.

Dynamic Gold Corp.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

30 June 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Dynamic Gold Corp.

(A Pre-exploration Stage Company)

We have audited the accompanying balance sheets of Dynamic Gold Corp. (A Pre-exploration Stage Company) as of June 30, 2006 and the related statements of operations, cash flows and stockholders’ equity for the year ended June 30, 2006 and for the period from January 21, 2004 (Date of Inception) to June 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Gold Corp. as of June 30, 2006 and the results of its operations and its cash flows for the year ended June 30, 2006 and for the period from January 21, 2004 (Date of Inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“Amisano Hanson”
September 11, 2006	Chartered Accountants

JAMES STAFFORD
James Stafford
Chartered Accountants*
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional, James Stafford, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Dynamic Gold Corp.
(An Exploration Stage Company)

We have audited the balance sheet of Dynamic Gold Corp. (the “Company”) as at 30 June 2007, and the related statements of operations and deficit, cash flows and changes in stockholders’ deficiency for the year then ended. We have also audited the statements of operations and deficit, cash flows and changes in stockholders’ deficiency for the period from the date of inception on 21 January 2004 through 30 June 2007, except that we did not audit these financial statements for the period from the date of inception on 21 January 2004 through 30 June 2006; those statements were audited by other auditors whose report dated 11 September 2006, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. Our report, insofar as it relates to the amounts for the period from the date of inception on 21 January 2004 through 30 June 2006, is based solely on the report of the other auditors.

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

15 August 2007, except for Note 2 and 11, as to which the date is 10 March 2008

Dynamic Gold Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
As at 30 June

	2007	2006
	$	$

Assets

Current
Cash and cash equivalents	6,653	2,190

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	22,129	19,421
Due to related party (Note 6)	30,732	10,732

	52,861	30,153

Shareholders’ deficiency
Capital stock (Note 7)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
30 June 2007 – 9,515,000 common shares
30 June 2006 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	36,585	20,985
Deficit, accumulated during the exploration stage	(92,308)	(58,463)

	(46,208)	(27,963)

	6,653	2,190

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Ann-Marie Cederholm	Director

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Statements of Operations and Deficit
(Expressed in U.S. Dollars)

	For the period
	from the date of
	inception on 21	For the year	For the year
	January 2004 to	ended 30 June	ended 30
	30 June 2007	2007	June 2006
	$	$	$

Expenses
Mineral property (Note 4)	10,607	-	6,732
Advertising and promotion	668	668	-
Bank charges and interest	631	180	179
Filing and financing fees	6,618	2,213	2,091
Legal and accounting	57,763	15,126	13,074
Management fees (Notes 8 and 10)	12,000	12,000	-
Office and miscellaneous	421	58	80
Rent (Notes 8 and 10)	3,600	3,600	-

Net loss for the year	(92,308)	(33,845)	(22,156)

Deficit, accumulated during the exploration
stage, beginning of year	-	(58,463)	(36,307)

Deficit, accumulated during the exploration
stage, end of year	(92,308)	(92,308)	(58,463)

Basic and diluted loss per common share		(0.01)	(0.01)

Weighted average number of common shares
used in per share calculations		9,515,000	9,515,000

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period
	from the date
	of inception on 21	For the year	For the year
	January 2004 to	ended 30	ended 30
	30 June	June	June
	2007	2007	2006
	$	$	$

Cash flows from operating activities
Net loss for the year	(92,308)	(33,845)	(22,156)
Adjustments to reconcile loss to net cash used by
operating activities
Contributions to capital by related party – expenses
(Notes 8 and 10)	15,600	15,600	-
Changes in operating assets and liabilities
Decrease in prepaid expenses	-	-	1,000
Increase (decrease) in accounts payable and accrued
liabilities (Note 5)	22,129	2,708	(1,087)
Increase in due to related party (Note 6)	30,732	20,000	10,732

	(23,847)	4,463	(11,511)

Cash flows from financing activity
Issuance of common shares for cash	30,500	-	-

Increase (decrease) in cash and cash equivalents	6,653	4,463	(11,511)

Cash and cash equivalents, beginning of year	-	2,190	13,701

Cash and cash equivalents, end of year	6,653	6,653	2,190

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Statements of Changes in Shareholders’ Deficiency
(Expressed in U.S. Dollars)

				Deficit
				accumulated
	Number of		Additional	during the	Total
	shares	Share	paid-in	exploration	shareholders’
	issued	capital	capital	stage	deficiency
Balance at 21 January 2004
(inception)
Common shares issued for cash
($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash
($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash
($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the year	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related
party – expenses (Notes 8 and 10)	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)

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

At 30 June 2007, the Company had suffered losses from exploration activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.

Change in Accounting Policy

Effective 30 June 2007, the Company adopted, on a retroactive basis, the provisions of Financial Accounting Standards Board (“FASB”) EITF 04-2 “Whether Mineral Rights are Tangible or Intangible Assets”.  EITF 04-2 establishes mineral rights as tangible assets, whereby the aggregate carrying amount of such mineral rights should be reported as a separate component of property, plant, and equipment.  The retroactive impacts of adopting EITF 04-2 had no impact on net loss or earnings per share for the years ended 30 June 2007 and 2006. (Notes 3 and 4).

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

30 June 2007

3.

Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 30 June.

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

Dynamic Gold Corp.

(An Exploration Stage Company)

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

Dynamic Gold Corp.

(An Exploration Stage Company)

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

Dynamic Gold Corp.

(An Exploration Stage Company)

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

4.

Mineral Property

During the year ended 30 June 2004, the Company acquired a 100% undivided right, title and interest in and to the 24 claim units located in the Red Lake Mining District in the province of Ontario, Canada (the “Sobeski Lake Gold Property”) for $3,500 cash.  These claims expired and were restaked during the year ended 30 June 2006 at a cost of $5,732.  This amount was capitalized as Property, Plant and Equipment and was written down to a current carrying value of $Nil during the year ended 30 June 2006.  The Sobeski Lake Gold Property comprises three mineral claims consisting of 17 claim units (Notes 2 and 3).

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

30 June 2007

Change to the Company’s accounting policy during the year ended 30 June 2007 was in respect of the adoption of EITF 04-2 which establishes that the aggregate carrying amount of mineral property rights should be reported as a separate component of property, plant and equipment.  There had been no impact on net loss or earnings per share for the years ended 30 June 2007 and 2006 as a result of this adoption (Notes 2 and 3).

5.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.

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

8.

Related Party Transactions

During the year ended 30 June 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $12,000 (30 June 2006 - $Nil, cumulative - $12,000) and for rent in the amount of $3,600 (30 June 2006 - $Nil, cumulative - $3,600) (Note 10).

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

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

30 June 2007

10.

Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 21 January 2004 to 30 June 2007	For the year ended 30 June 2007	For the year ended 30 June 2006
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the year ended 30 June 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $12,000 (30 June 2006 - $Nil, cumulative - $12,000) and for rent in the amount of $3,600 (30 June 2006 - $Nil, cumulative - $3,600) (Note ).

11.

Restatement of Financial Statements

The Company’s financial statements as of 30 June 2007 and 2006, for each of the years ended 30 June 2007 and 2006 and for the period from the date of inception on 21 January 2004 through 30 June 2007 have been restated to retroactively reflect the provisions of the Financial Accounting Standards Board (“FASB”) EIFT 04-2 “Whether Mineral Rights are Tangible or Intangible Assets”.  EITF 04-2 establishes mineral rights as tangible assets, whereby the aggregate carrying amount of such mineral rights should be reported as a separate component of property, plant, and equipment.  The retroactive impacts of adopting EITF 04-2 had no impact on net loss or earnings per share for the years ended 30 June 2007 and 2006 (Notes 2 and 3).

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of June 30, 2007, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-KSB/A is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Ann-Marie Cederholm, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of June 30, 2007 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of June 30, 2007, Tim Coupland, our President and Chief Executive Officer, and Ann-Marie Cederholm, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

Code of Ethics

We have not adopted a written Code of Ethics at this time that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Board of Directors are reviewing the necessity of adopting such a document given we are still in the exploration stage and have limited employees, officers and directors.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Tim Coupland President, Chief Executive Officer and Director	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-
Ann-Marie Cederholm Chief Financial Officer and Director	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-
Tamiko Coupland Corporate Secretary	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-
Brian Game Director	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-
Robert Hall Director	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-

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

Title of class (1)	Name and address of beneficial owner (2)	Amount and nature of beneficial owner (3)	Percent of class (4)
Common Stock	Tim Coupland President, Chief Executive Officer and Director Suite 506 – 675 West Hastings Street Vancouver, BC V6B 1N2 Canada	3,500,000 Direct	36.78%
Common Stock	Ann-Marie Cederholm Chief Financial Officer and Director Suite 506 – 675 West Hastings Street Vancouver, BC V6B 1N2 Canada	100,000 Direct	1.05%
Common Stock	Brian Game Director Suite 300 – 675 West Hastings Street Vancouver, BC V6B 1N2 Canada	1,500,000 Direct	15.76%
Common Stock	Robert Fedun Suite 2901 – 193 Aquarius Mews Vancouver, BC V6Z 2Z2 Canada	500,000 Direct	5.25%
Common Stock	Dr. Douglas Coupland 586 Barnham Place West Vancouver, BC V7S 1T7 Canada	500,000 Direct	5.25%
Common Stock	David Lorne Suite 101 – 1184 Denman Street Vancouver, BC V6G 2M9 Canada	500,000 Direct	5.25%
Common Stock	Mark Foreman 2531 Borden Cres. Prince George, BC V2L 2X4 Canada	500,000 Direct	5.25%
Common Stock	Larry Ilich 1635 53 A. Street Delta, BC V4M 3G3 Canada	500,000 Direct	5.25%
Common Stock	All Officers and Directors as a Group that Consists of Three People	5,100,000	53.60%

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

ITEM 13 – EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title

3(i)	Articles of Incorporation*
3(ii)	Bylaws *
10.1	Mineral Property Bill of Sale*
16.1	Letter from Amisano Hanson, Chartered Accountants***
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14, as amended
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14, as amended
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Claims location map**

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

DYNAMIC GOLD CORP.
BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

BY:	/ s / Ann-Marie Cederholm
Ann-Marie Cederholm, Chief Financial Officer

DATE:	March 12, 2008

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer
Date:	March 12, 2008

BY:	/ s / Ann-Marie Cederholm
Ann-Marie Cederholm, Chief Financial Officer

DATE:	March 12, 2008

Exhibit 31.a

CERTIFICATION

I, Tim Coupland, certify that:

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

Date: March 12, 2008

/ s / Tim Coupland
Tim Coupland, President and CEO

(Principal Executive Officer)

Exhibit 31.b

CERTIFICATION

I, Ann-Marie Cederholm, certify that:

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

Date: March 12, 2008

/ s / Ann-Marie Cederholm
Ann-Marie Cederholm, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Company’s Report of Dynamic Gold Corp. (the "Company") on Form 10-KSB/A for the year ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Coupland, Principal Executive and I, Ann-Marie Cederholm, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer

March 12, 2008

/ s / Ann-Marie Cederholm
Ann-Marie Cederholm, Principal Financial Officer

March 12, 2008