Form 10QSB
period 2008-03-31
Dynamic Gold Corp.
filed 2008-05-13
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2008.
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to _______. Commission file number: 000-52417__

DYNAMIC GOLD CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Dynamic Gold Corp.

(An Exploration Stage Company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

			As at 31	As at 30
			March	June 2007
			2008	(Audited)
			$	$

Assets

Current
Cash and cash equivalents			8,255	6,653
Accounts receivable			910	-

			9,165	6,653

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)			30,609	22,129
Due to related party (Note 6)			76,875	30,732

			107,484	52,861

Shareholders’ deficiency
Capital stock (Note 7)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
31 March 2008 – 9,515,000 common shares
30 June 2007 – 9,515,000 common shares			9,515	9,515
Additional paid-in capital			84,285	36,585
Deficit, accumulated during the exploration stage			(192,119)	(92,308)

			(98,319)	(46,208)

			9,165	6,653
Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Chantal Schutz	Director

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
(Unaudited)

	For the period
	from the date
	of inception on	For the three	For the three	For the nine	For the nine
	21 January	month	month	month	month
	2004 to	period ended	period ended	period ended	period ended
	31 March	31 March	31 March	31 March	31 March
	2008	2008	2007	2008	2007
	$	$	$	$	$

Expenses
Mineral property costs (Note 4)	37,231	26,624	-	26,624	-
Advertising and promotion	1,441	773	-	773	-
Bank charges and interest	2,821	2,091	36	2,190	137
Filing and financing fees	10,596	2,749	292	3,978	946
Legal and accounting	75,237	11,931	4,066	17,474	10,423
Management fees
(Notes 8 and 10)	57,000	15,000	3,000	45,000	3,000
Office and miscellaneous	1,493	919	-	1,072	-
Rent (Notes 8 and 10)	6,300	900	900	2,700	900

Net loss for the period	(192,119)	(60,987)	(8,294)	(99,811)	(15,406)

Deficit, accumulated
during the exploration
stage, beginning of period	-	(131,132)	(65,575)	(92,308)	(58,463)

Deficit, accumulated
during the exploration
stage, end of period	(192,119)	(192,119)	(73,869)	(192,119)	(73,869)

Basic and diluted loss per
common share		(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number
of common shares
outstanding		9,515,000	9,515,000	9,515,000	9,515,000

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period
	from the date
	of inception on	For the three	For the three	For the nine	For the nine
	21 January	month	month	month	month
	2004 to	period ended	period ended	period ended	period ended
	31 March	31 March	31 March	31 March	31 March
	2008	2008	2007	2008	2007
	$	$	$	$	$

Cash flows from operating activities
Net loss for the period	(192,119)	(60,987)	(8,294)	(99,811)	(15,406)
Adjustments to reconcile loss to net
cash used by operating activities
Accrued interest on related party
promissory note payable (Notes 6
and 10)	1,875	1,875	-	1,875	-
Contributions to capital by related
party – expenses (Notes 8 and 10)	63,300	15,900	3,900	47,700	3,900
Changes in operating assets and
liabilities
Increase in accounts receivable	(910)	(910)	-	(910)	-
Increase (decrease) in accounts
payable and accrued liabilities	30,609	9,386	88	8,480	(531)

	(97,245)	(34,736)	(4,306)	(42,666)	(12,037)
Cash flows from financing activities
Issuance of common shares for cash	30,500	-	-	-	-
Increase in loan payable	75,000	25,068	-	44,268	10,000

	105,500	25,068	-	44,268	10,000
Increase (decrease) in cash and
cash equivalents	8,255	(9,668)	(4,306)	1,602	(2,037)

Cash and cash equivalents,
beginning of period	-	17,923	4,459	6,653	2,190

Cash and cash equivalents, end of
period	8,255	8,255	153	8,255	153

Supplemental Disclosures with Respect to Cash Flows (Note 10)

Supplemental Disclosures with Respect to Cash Flows (Note 10)

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit
				accumulated
	Number of		Additional	during the	Total
	shares	Share	paid-in	exploration	shareholders’
	issued	capital	capital	stage	deficiency
Balance at 21 January 2004
(inception)
Common shares issued for cash
($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash
($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash
($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the year	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related
party – expenses	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related
party – expenses (Notes 8 and 10)	-	-	47,700	-	47,700
Net loss for the period	-	-	-	(99,811)	(99,811)

Balance at 31 March 2008	9,515,000	9,515	84,285	(192,119)	(98,319)

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

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

The Company’s financial statements as at 31 March 2008 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $99,811 for the nine month period ended 31 March 2008 (31 March 2007 - $15,406, cumulative - $192,119) and has a working capital deficit of $98,319 at 31 March 2008 (30 June 2007 - $46,208).

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

At 31 March 2008, the Company had suffered losses from exploration activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.

Change in Accounting Policy

Effective 30 June 2007, the Company adopted, on a retroactive basis, the provisions of Financial Accounting Standards Board (“FASB”) EITF 04-2 “Whether Mineral Rights are Tangible or Intangible Assets”.  EITF 04-2 establishes mineral rights as tangible assets, whereby the aggregate carrying amount of such mineral rights should be reported as a separate component of property, plant, and equipment.  The retroactive impacts of adopting EITF 04-2 had no impact on net loss or earnings per share for the periods ended 31 March 2008 and 2007 and 30 June 2007 (Notes 3 and 4).

3.

Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

Basis of presentation

These financial statements have peen prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the nine month period ended 31 March 2008 are not necessarily indicative of the results that may be expected for the year ended 30 June 2008.  For further information, refer to the audited financial statements of the Company for the year ended 30 June 2007.

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

Mineral property acquisition costs are initially capitalized as tangible assets when purchased.  At the end of each fiscal quarter ended, the Company assesses the carrying costs for impairment.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs are expensed as incurred.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

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

31 March 2008

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

Financial instruments

The Company’s financial instruments consist of cash, prepaid expenses, accounts payable and accrued liabilities and loans payable.  The carrying value of the financial instruments is approximate fair value due to their short term to maturity.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

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

31 March 2008

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 March 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

Recent accounting pronouncements

In December 2007, “FASB” issued SFAS No. 141(R), “Business Combinations”.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  To accomplish that, this Statement establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equal” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights.  This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to (a) the formation of a joint venture, (b) the acquisition of an asset or a group of assets that does not constitute a business, (c) a combination between entities or businesses under common control, (d) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement replaces SFAS No. 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

business combination.  This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS No. 141 did not define the acquiree, although it included guidance on identifying the acquiree, as does this Statement.  This Statement's scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  By applying the same method of accounting - the acquisition method - to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”.  A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary.  It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

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

4.

Mineral Properties

The Super Mammoth Gravel Project, British Columbia

During the nine month period ended 31 March 2008, the Company acquired, through its wholly owned subsidiary, a 100% interest in two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims (the “Super Mammoth Gravel Project”) for a cash payment of $25,000.  The Super Mammoth Gravel Project consist of two mineral claim tenures that are approximately 124.1 each hectares (“ha”) in size (total 248.2 ha).

Expenditures related to the Super Mammoth Gravel Project for the nine month period ended 31 March 2008 consist of geology and engineering of $1,425 (31 March 2007 - $Nil), transportation of $173 (31 March 2007 - $Nil), meals and entertainment of $26 (31 March 2007 - $Nil) and acquisition of mineral property interests of $25,000 (31 March 2007 - $Nil).

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

The Sobeski Lake Gold Property, Ontario

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

During the nine month period ended 31 March 2008, the Company elected to abandon the Sobeski Lake Gold Property as it does not intend to do any further work on the property.

5.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.

Due to Related Party

The balance due to related party at 31 March 2008 consists of principal of $75,000 and accrued interest of  $1,875 and is due to an officer, director and shareholder of the Company.  This promissory note payable bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due on demand (Note 10).

7.

Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

8.

Related Party Transactions

During the nine month period ended 31 March 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (31 March 2007 - $3,000, cumulative - $57,000) and for rent in the amount of $2,700 (31 March 2007 - $900, cumulative - $6,300 (Note 10).

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

9.

Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2008.  There are no current or deferred tax expenses for the period ended 31 March 2008 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 31March 2008	For the nine month period ended 31March 2007
	$	$

Refundable federal tax asset attributable to:
Current operations	33,935	5,238
Contributions to capital by related parties	(16,218)	(1,326)
Less: Change in valuation allowance	(17,717)	(3,912)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 March 2008 and 30 June 2007 are as follows:

	As at 31 March 2008	As at 30 June 2007 (Audited)
	$	$

Operating loss carry-forward	192,119	92,308

Statutory federal income tax rate	34%	34%
Contributed rent and services	-11.20%	-5.75%
Effective income tax rate	0%	0%

Deferred tax asset	43,798	26,081
Less: Valuation allowance	(43,798)	(26,081)

Net deferred tax asset	-	-

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2008, the Company has an unused net operating loss carry-forward balance of approximately $128,819 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2024 and 2028.

10.

Supplemental Disclosures with Respect to Cash Flows

	Cumulative from the date of inception on 21 January 2004 to 31 March 2008	For the nine month period ended 31 March 2008	For the nine month period ended 31 March 2007
	$	$	$

Cash paid during the period for interest	2,044	2,044	-
Cash paid during the period for income taxes	-	-	-

During the nine month period ended 31 March 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (31 March 2007 - $3,000, cumulative - $57,000) and for rent in the amount of $2,700 (31 March 2007 - $900, cumulative - $6,300) (Note 8).

During the nine month period ended 31 March 2008, the company accrued interest of $1,875 related to a promissory note payable to a related party (Note 6).

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

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

Plan of Operations

Our plan of operations for the six months following the date of this report is to finalize a National Instruments 43-101 report on the Super Mammoth Gravel Project which will outline the first phase of work.  This phase will include geological data review and prospecting and will take approximately two months to complete.  This exploration will be completed by a two-person crew, including a qualified geologist.  We anticipate that the program will cost approximately $35,000.  To date, we have not commenced exploration on the Super Mammoth Gravel Project.

In the next six months, we also anticipate spending an additional $80,000 on administrative fees, including professional fees payable in connection with the filing of this registration statement and complying with reporting obligations.  Total expenditures over the next six months are therefore expected to be approximately $115,000.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding.  However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  As well, our management is prepared to provide us with short-term loans; during the nine month period ended March 31 2008, the company borrowed $75,000 (30 June 2007 - $30,732) from an officer, director and shareholder of the Company.  This promissory note payable bears interest at 10% per annum, $1,875 (30 June 2007 - $Nil) interest has been accrued and is secured by a general assignment over all the assets of the Company and is due on demand.

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

Results of Operations for Period Ending March 31, 2008

We have not earned any revenues from our incorporation on January 21, 2004 to March 31, 2008.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the three month period ended March 31, 2008 was $(60,987) compared to a net loss of $(8,294) for the three month period ended March 31, 2007.  The Company’s net loss for the none month period ended March 31, 2008 was $(99,811) compared to a net loss of $(15,406) for the nine month period ended March 31, 2007.  The increase in net loss for the nine month period ended March 31, 2008 is mainly attributed to mineral property costs, legal and accounting fees, management fees and rent.

Mineral Property costs increased to $26,624 for the nine month period ended March 31, 2008 (30 March 2007 - $Nil).  Expenditures related to the Super Mammoth Gravel Project for the nine month period ended 31 March 2008 consist of geology and engineering of $1,425 (31 March 2007 - $Nil), transportation of $173 (31 March 2007 - $Nil), meals and entertainment of $26 (31 March 2007 - $Nil) and acquisition of mineral property interests of $25,000 (31 March 2007 - $Nil).

Legal and accounting fees increased to $11,931 for the three month period ended March 31, 2008 from $4,066 for the three month period ended March 31, 2007.  For the nine month period ended March 31, 2008, legal and accounting fees increased to $17,474 from $10,423 for the same period in 2007.  The increase in legal and accounting fees period over period is due mainly to professional fees incurred to prepare and file our regulatory quarterly and annual filings with the United States Securities and Exchange Commission.

During the three month period ended March 31, 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (31 March 2007 $3,000) and for rent in the amount of $900 (31 March 2007, $900).  For the nine month period ended March 31, 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 as compared to $3,000 and for rent in the amount of $2,700 as compared to $900 for same period in the prior year.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At March 31, 2008, we had cash on hand of $8,255 and liabilities of $107,484 consisting of accounts payable and accrued liabilities of $30,609 and cash advances from our president, Tim Coupland, for $76,875.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to March 31, 2008.  At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

Subsequent Events

There were no events subsequent to March 31, 2008.

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

ITEM 3 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of March 31, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-QSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Chantal Schutz, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2008 and believe they are effective.

Based upon their evaluation of our controls, Tim Coupland, our President and Chief Executive Officer, and Chantal Schutz, our Chief Financial Officer, has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

Based on the evaluation as of December 31, 2007, Tim Coupland, our President and Chief Executive Officer, and Chantal Schutz, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.
BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

BY:	/ s / Chantal Schutz
Chantal Schutz, Chief Financial Officer