Form 10KSB
period 2008-06-30
Dynamic Gold Corp.
filed 2008-09-25
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: June 30, 2008.
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to _______.
Commission file number: 333-119823

DYNAMIC GOLD CORP.
(Name of small business issuer in its charter)
Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

506 – 675 West Hastings Street, Vancouver, British Columbia, Canada V6B 1N2
(Address of principal executive offices)

Issuer’s telephone number	(604) 681-3131

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None
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
State issuer’s revenues for its most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$903,000 as at September 25, 2008
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
9,515,000 as at September 25, 2008 Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

FORWARD-LOOKING STATEMENTS

Statements made in this annual report on Form 10-KSB and the exhibits attached hereto that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1993 (the “Act”) and section 21E of the Securities Exchange Act of 1934.  These statements often can be identified by the use of tems such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof.  We intend that such forward-looking statements by subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management’s best judgments as to what may occur in the future; however, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

•

our failure to obtain additional financing;

•

our inability to continue as a going concern;

•

the unique difficulties and  uncertainties inherent in the mineral exploration business;

•

the inherent dangers involved in mineral exploration;

•

our President’s and Secretary/Treasurer’s inability to devote a significant amount of time to our business operations;

•

environmental, health and safety laws in British Columbia;

•

local and multi-national economic and political conditions;

•

natural hazards on the Coast of British Columbia, Canada; and

•

our common stock.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements.  For a full description of risks and uncertainties, see the sections elsewhere in this Form 10-KSB entitled “Risk Factors”, “Description of Business” and “Management Discussion and Analysis”.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

Our Management has included projections and estimates in this annual report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

Business Development

Dynamic Gold Corp. (“Dynamic”) was incorporated in the State of Nevada on January 21, 2004. Our principal offices are located at Suite 506, 675 West Hastings Street, Vancouver, British Columbia, Canada, V6B 1N2. Our telephone number is (604) 681-3131.

Dynamic has not had any bankruptcy, receivership or similar proceeding since incorporation.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Please note that throughout this Annual Report, and unless otherwise noted, the words “we”, “our”, “us”, the “Company” or “Dynamic”, refer to Dynamic Gold Corp.

Business of Issuer

We are an exploration stage company and have not yet generated or realized any revenues from our business operations.

On January 20, 2008, the Company allowed its interest in the Sobeski Lake Gold Property Claims to expire.  The Sobeski Lake Gold property consisted of three mineral claims located in the Red Lake Mining District, in the province of Ontario, Canada.  We had originally acquired our interest in the property by making a cash payment of $3,500 on June 16, 2004 to Dan Patrie Exploration Ltd. the registered owners of the property.  The Company allowed these claims to expire on 20 January 2008

On January 8, 2008, we acquired, through our wholly owned subsidiary, Dynamic Gravel Holdings Ltd., a 100% interest in two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims (together the “Super Mammoth Gravel Project”) situated on tidewater for $25,000.  The Super Mammoth Gravel Project was acquired by way of a purchase agreement.  Mr. Farshad Shirvani has been paid CDN$25,000.  Mr. Farshad Shirvani will receive no further payments from the Company.

The Super Mammoth Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha).  A detailed report used in obtaining aggregate samples has been filed and accepted by the British Columbia’s Gold Commissioner’s office in September 2007.  The claims are currently in good standing until their respective anniversary dates which are November 6, 2014 (Northern Gravel Claims) and January 9, 2015 (Super Mammoth Claim).  The acquisition cost of $25,000 was initially capitalized as a tangible asset. During the year ended 30 June 2008, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Super Mammoth Gravel Project.

The Super Mammoth Gravel Project is located at Lloyd Point on the east arm of Toba Inlet situated 50 kilometers east of Campbell River, British Columbia, Canada and 28 kilometers north of Powell River, British Columbia, on the British Columbia mainland.  The existence of the Super Mammoth gravel deposit has been identified by Lands and Water British Columbia Inc. and has been the subject of numerous preliminary investigations over the years, with the potential to host year-round future sand and gravel aggregate operations with tidewater access.  The potential operation could supply growing demand for a range of raw materials to British Columbia, Washington State, California and other United States and Pacific Rim coastal construction markets.  The Super Mammoth Gravel Project is situated from sea level to approximately 300 meters in elevation that comprises a sorted accumulation of sand and gravel.

On June 5, 2008, a comprehensive National Instrument 43-101 compliant report (the “report”) on the Super Mammoth Gravel Project was completed.  The report was prepared in accordance with the guidelines of National Instrument 43-101 “Standards of Disclosure for Mineral Projects” and is based on data and geological information gathered from public sources, assessment files, historical information, British Columbia provincial government maps and reports.  The source information of data presented in the report discusses the geology and mineral potential of the Super Mammoth Gravel project and is believed to be reliable and accurate.

To date we have not performed any other work on our property.  There is no assurance that a commercially viable mineral deposit exists on our property until further exploration is done and a comprehensive evaluation concludes economic feasibility.

Because Dynamic is an exploration stage company, in the event mineral deposits are confirmed as discovered on the Super Mammoth Gravel Project, we will not have the capability to remove and supply construction aggregate.  When exploration stage companies discover mineral deposits, which are a rare occurrence, they typically sell their interest in the property to larger exploration, development or production stage mining companies, or they enter into a joint venture arrangement.  The larger companies are then responsible for operating the property as a sand and gravel quarry or a mine.  If a mineral deposit is discovered on the Super Mammoth Gravel Project, management anticipates entering into a similar arrangement with a more senior mining company.

Management’s plan of operation is to determine whether the Super Mammoth Gravel Project contains targets for future mineral exploration and development.  The recoverability of amounts from the property will be dependent upon discovering economically recoverable reserves with specifications which are suitable for commercial products as defined by ASTM and CSA.  Considerable further investigation will be required to establish the size of the deposit towards understanding its economic viability, the environmental concerns of the area and the social impact on various stakeholders.

Management anticipates the Company will be engaged in the acquisition, and exploration of additional mineral properties with a view to the exploitation of any mineral deposits discovered that demonstrate economic feasibility.  Exploitation of a mineral deposit occurs when the company overseeing production processes rock or minerals from the property in order to remove and sell the contained resource in the deposit.

As an exploration stage company, we are engaged in the search for mineral deposits (reserves).  We are not a development stage company involved in the preparation of an established commercially minable deposit for its extraction or a production stage company engaged in the exploitation of a mineral deposit.

Compliance with Government Regulation

Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulations. This act sets forth rules for:

•

 locating claims;

•

 posting claims;

•

 working claims; and

•

 reporting work performed.

The Mineral Tenure Act (British Columbia) and Regulations also govern the work requirements for a claim including the minimum annual work requirements necessary to maintain a claim. The holder of a mineral claim must perform exploration and development work on the claim of $4.40 including filing fees, per hectare (“ha”) per year.  We have two tenures totaling 248.2 ha. The Company is required to perform a minimum of $1,092 per year.

We are also subject to the British Columbia Mineral Exploration Code (the "Code") that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes Province-wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

•

 prospecting using hand-held tools;

•

 geological and geochemical surveying;

•

 airborne geophysical surveying;

•

 hand-trenching without the use of explosives; and

•

 the establishment of gridlines that do not require the felling of trees.

Subject to the results of Phase I, exploration activities that we may carry out in subsequent phases which are subject to the provisions of the Code are as follows:

•

 drilling, trenching and excavating using machinery, and

•

 disturbance of the ground by mechanical means (blasting).

Prior to proceeding with any exploration work subject to the Code we must apply for a notice of work permit. In this notice we will be required to set out the location, nature, extent and duration of the proposed exploration activities. The notice is submitted to the regional office of the Mines Branch, Energy Division.   We have not applied for this permit yet. We intend to do so, once we have secured the required funding to carry out the proposed program.  We must raise a minimum of $100,000 before we will commence Phase I of our exploration program.  Once applied for, this work permit is usually received within 60 days of the application date as it is granted as a matter of right.

The exploration permit that may be required for activities in phases subsequent to Phase I of our proposed exploration program is the only permit or license we will need to explore for minerals on our property.  It will take approximately two weeks to obtain the exploration permit. The permit is free and is usually granted as a matter of right, when applied for.

Environmental Laws

We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our Phase I and II programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended two phases described above. Because there is presently no information on the size, tenure, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

Employees

General.  At present, there are no employees, other than the current officers and directors, who devote their time as required to the business operations.  We intend to hire independent geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into any negotiations or contracts with any of them other than Messrs. Ostensoe and Gary Payie who were independently employed to conduct field investigations and complete a comprehensive geological report on the Sobeski Lake Gold property and Super Mammoth Gravel Project respectively.  Messrs. Ostensoe and Payie are both independent geologists and would not be considered employees of Dynamic.

Research and Development Expenditures

To date a total of $1,000 has been incurred in connection with Mr. Ostensoe’s preparation of a geological report concerning the Sobeski Lake Gold property.  The Company allowed the claims to expire on January 20, 2008.

An additional $11,500 (30 June 2007 - $Nil) has been incurred in connection with the preparation and completion of the Comprehensive National Instrument 43-101 compliant report on the Super Mammoth Gravel Project.

There have been no other research and development expenditures incurred since our incorporation.

Competition

While the mineral property exploration business is competitive, management does not anticipate having difficulties retaining qualified personnel to conduct exploration on the Super Mammoth Gravel Project.

There are a large number of mineral exploration companies such as Dynamic that look to acquire interests in properties and conduct exploration on them.  Given the large number of unexplored or under explored mineral properties that are currently available for acquisition, management does not expect competition to have a material impact on business operations.

In the mineral exploration sector, our competitive position is insignificant.  There are numerous mineral exploration companies with substantially more capital and resources that are capable of securing ownership of mineral properties with a greater potential to host economic mineralization.  We are not able to compete with such companies.  Instead, management has determined that the Company will attempt to acquire properties without proven mineral deposits that may have the potential to contain mineral deposits.

Subsidiaries

We have one subsidiary company “Dynamic Gravel Holdings Ltd.”  Dynamic Gold (Canada) Corp. was formed on November 21, 2007 in the Province of Alberta, Canada to hold our interest in the Super Mammoth Gravel Project.  On November 22, 2007 Dynamic Gold (Canada) Corp. changed its corporate name to Dynamic Gravel Holdings Ltd.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in the common stock of the Company involves a high degree of risk.  You should carefully consider the risks described below and the other information in this annual report before investing in our common stock.  If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.  The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to the Company

If we do not obtain additional financing, our business will fail.

Our cash reserves are not sufficient to meet our obligations for the next-twelve month’s period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding.  However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  As well, our management is prepared to provide us with short-term loans; during the twelve month period ended June 30, 2008, the Company borrowed $65,779 (30 June 2007 - $30,732) from an officer, director and shareholder of the Company.  This promissory note payable bears interest at 10% per annum, $6,511 (30 June 2007 - $Nil) interest has been accrued and is secured by a general assignment over all the assets of the Company and is due on demand.

Our business plan calls for significant outlays of expense in connection with the exploration of the Super Mammoth Gravel Project. We do not have sufficient working capital to conduct an initial phase of exploration on the property estimated to cost $100,000.  We will require funding of $300,000 to complete the recommended stage one and two work programs and significant additional funding in order to determine whether the property contains material which is suitable for commercial products.  We will also require additional financing if the costs of the exploration of the Super Mammoth Gravel Project are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.  Obtaining additional financing would be subject to a number of factors, including the domestic and export market prices for sand and gravel aggregate, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital or loans from our directors.  Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Super Mammoth Gravel Project to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

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

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  If our exploration programs are successful in establishing materials of commercial grade, we will require additional funds in order to further develop the property.

We expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from development of the Super Mammoth Gravel Project and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages which could hurt our financial position and possibly result in the failure of our business.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  The payment of such liabilities may have a material adverse effect on our financial position.

Even if we discover commercial reserves of economic sand and gravel on the Super Mammoth Gravel Project property we may not be able to successfully commence commercial production unless we receive additional funds, of which there are no guarantees.

Even if our exploration programs are successful in establishing that the physical and chemical properties as defined by ASTM or CSA specifications of the sand and gravel present on the Super Mammoth Gravel Project is suitable for commercial products; considerable further investigation will be required to establish the size of the deposit towards understanding its economic viability, the environmental concerns of the area and the social impact on various stakeholders.  We will also require additional funds in order to place the Super Mammoth Gravel Project into commercial production.  We may not be able to obtain such funding.

Our independent auditor believes there is substantial doubt that we will continue as a going concern.  If we do not continue as a going concern, you will lose your investment.

The Independent Auditor's Report to our audited financial statements for the period ended June 30, 2008, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our President will be devoting only 10% of his time to our business upon commencement of business operations.  Currently our President, Chief Financial Officer and Corporate Secretary devote approximately 10% of their time to our affairs.  It is possible that the demands on our officers and directors from their other obligations could cause them to be unable to devote sufficient time to the management of our business. In addition, they may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

Risks Relating to Our Common Stock

The trading price of our common stock on the Over The Counter Bulletin Board will fluctuate significantly and stockholders may have difficulty reselling their shares.

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board under the symbol “DYGO”.  To date none of our shares have traded on this market. Also, there is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (v) lack of funding generated for operations; (vi) investor perception of our industry or our prospects; and (vii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Our common stock is considered a penny stock.  Trading of our stock is restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is considered a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 2 – DESCRIPTION OF PROPERTY

Corporate Headquarters, Vancouver, British Columbia

Our corporate headquarters are located at Suite 506, 675 West Hastings Street, Vancouver, British Columbia, V6B 1N2.  Our President, Mr. Tim Coupland, provides this office space to us free of charge.  We do not own nor lease office space.  Our President Mr. Tim Coupland makes contributions to capital for rent of the offices in Vancouver, British Columbia.  This arrangement is expected to continue until such time as our activities necessitate we relocate, as to which no assurance can be given.  We have no agreements with respect to the maintenance or further acquisition of an office.  Our current premises are adequate for our existing operations.

Mining Properties – General

We hold a 100% interest in and to two mineral tenures in an area known as the Super Mammoth Sand and Gravel Property, along Homfray Channel at Lloyd Point on the south coast of British Columbia.  Titles to the properties are held in trust by Farshad Shirvani under provisions of the British Columbia Mineral Act.  This property comprises five (5) claims with an approximate area of 248 hectares.  Our property interest in the claims is limited to mineral exploration and extraction rights.  We do not have any real property interest in the claims.

We do not own or lease any property other than the Super Mammoth Sand and Gravel property.

Super Mammoth Sand and Gravel Property

We acquired the mineral claims located at Super Mammoth along the Homfray Channel at Lloyd Point on the south coast of British Columbia, Canada from Mr. Farshad Shirvani.  We paid the owner $25,000 in order to acquire a 100% interest in the mineral claims.  Mr., Farshad Shirvani is at arm’s length to us.  There are no other underlying agreements or interests in the mineral claims.

Title to the Super Mammoth Sand and Gravel Property

The Super Mammoth Sand and Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha).  A detailed report used in obtaining aggregate samples was filed and accepted by the British Columbia’s Gold commissioner’ office in September, 2007.  The claims are currently in good standing until their respective anniversary dates which are November 6, 2014 (Northern Gravel Claim) and January 9, 2015 (Super Mammoth Claim).  Our President, Mr. Tim Coupland, holds title to each property in trust on behalf of the Company under prospector license #144149, registered in the province of British Columbia.  We do not own any real property interest in the land covered by the claims.  In order to retain title the properties we are required to spend $4.40 per ha per annum in accordance with the Tenure Mineral Act (British Columbia).  There are no other conditions required.

A summary of the two tenures can be found below:

Name	Tenure Number	Area (ha)	Date of Expiry

NORTHERN GRAVEL	544952	124.118	November 6, 2014
SUPER MAMMOTH 5	549843	124.118	January 19, 2015

Location and Mean of Access to the Property

The Super Mammoth aggregate site at Lloyd Point lies on the mainland of British Columbia, 50 kilometers east of Campbell River.  Campbell River is located on Vancouver Island and is a town with a population of 31,000 that provides services and accommodations for a mixed population of fishermen, forest workers, miners, government employees and retirees.  In season it supports a busy tourist scene that caters to, among others, sports fishermen, whale watchers, recreational divers and the boating fraternity.  Smaller cruise ships en route to Alaska frequently have called to enable passengers to explore the native culture and the natural beauty of the area and the docking facilities have been enlarged to accommodate larger ships.  Scheduled airlines services and a recently upgraded provincial highway provide easy access to the area.

A second point of access to the Super Mammoth site is by a 45 minute water taxi trip from Lund, a small community on the mainland coast, 28 kilometers north of the city of Powell River.

The Super Mammoth aggregate site is accessed exclusively from the shore: float-equipped aircraft and water taxis can land passengers on the beach.  Heavily overgrown logging roads and logging debris are testimony to logging operations that removed merchantable timbers many decades ago.  The mineral tenures extend from sea level at the mouth of Lloyd Creek easterly upstream to about 800 meters elevation.

The Lloyd Point area experiences a moderate coastal marine climate: annual precipitation is substantial, largely rain in the winter months and amounting to about 400 millimeters with occasional episodes of snowfalls.  Maximum snowfall seldom exceeds one meter.  Temperatures vary seasonally in the range of -15c in winter to 25c in summer.  Foggy conditions occur in all seasons and may interfere with water travel and aircraft.

The Super Mammoth property is close to Toba Inlet, one of the many coastal fiords of the Coast Mountains of British Columbia.

Exploration History

On June 5, 2008, a comprehensive Canadian National Instrument 43-101 compliant report (the “report”) on the Super Mammoth Gravel Project was completed.  The 43-101 report was prepared in accordance with the guidelines of National Instrument 43-101 “Standards of Disclosure for Mineral Projects” and is based on data and geological information gathered from public sources, assessment files, historical information, British Columbia provincial government maps and reports.  The source information of data presented in the report discusses the geology and mineral potential of the Super Mammoth Gravel project and is believed to be reliable and accurate.

The Super Mammoth Gravel Project is without known reserves and the proposed program based on the recommendations of the report is exploratory in nature.

From review of historical records, the Super Mammoth gravel deposit was first discovered several decades ago by employees of an unnamed major mining company during a prospecting exploration program in search of metallic ores.

In 1971, work was completed on fourteen samples by Coast Eldridge Professional Services Division of Warnock Hersey International Limited for Copper Range Exploration Company which included grading analyses, organic impurities tests and a visual examination.  The report does not indicate where the samples were taken or even where the property was located.  Few details are available concerning the size and quality of the samples, methods of acquiring the samples, transportation of the samples, laboratory procedures and equipment employed and treatment of data obtained.

The British Columbia Geological Surveys, as part of a coastal resource review, identified the Lloyd Point/Llyod Creek area as having primary aggregate potential and outlined the area of interest.

In 2002, geological reporting was done by Mr. Alex Burton for title holders Mr. Alex Burton and Mr. Tim Coupland.  Mr. Alex Burton a former employee of the original operator from the 1970’s, and a registered professional engineer and geologist, visited the property in 2002, and carried out some mapping of the surficial deposit.

Levelton Engineering Ltd. was engaged in 2002 to undertake a “desk top” review of the aggregate site, to make a site visit, to consult with government agencies, and to process a small number of samples.

In 2007, Mr. Farshad Shirvani was the owner of the Northern Gravel and Super Mammoth 5 mineral tenures.  He assembled details of previous work on the properties and under his direction work on the aggregate deposit, known as the Northern One deposit, resumed in September 2007.  The purpose of the work was to confirm and update previous analyses of aggregate material from the property.  Mr. Eric Ostensoe, in a geological consulting capacity, on September 11, 2007, obtained samples of representative materials from four sites on the property.

Rock Formation and Mineralization.

Geological Setting

The Super Mammoth aggregate deposit is located near the estuary of Lloyd Creek, a small coastal stream that flows westerly from Mount Crawshay in the Unwin Range, a minor part of the Coast Mountains of southwestern British Columbia.  The Coast Mountains comprise the largest mountain mass in Canada and extend the entire length of the Cordillera.  They are dissected by large, deep, U-shaped valleys, and glacier and ice fields are present throughout the various ranges.  Granitic batholiths underlie the greatest part of the Coast Mountains and are the source of most of the components of nearby occurrences of alluvial, glaciofluvial, morainal and till deposits that have been derived by glacial and other erosional processes.

The Super Mammoth claims are underlain by Later Jurassic to Early Cretaceous quartz diorite and grandodiorite of the Coast Plutonic Complex.  The sand and gravel deposit is situated between sea level and about 300 meters elevation and comprises a weakly stratified, poorly sorted accumulation of sand and gravel with cobble and boulder-sized clasts.  Very small amounts of clay and silt-sized components act as weak cementing agents that give sufficient competency to support shallow cutbanks.  The deposit was likely formed by periglacial processes that prevailed at the time of waning glacial activity, when meltwaters attacked till accumulations that were deposited by valley glaciers.  Much of the deposition occurred in a marine environment – the area may have been submerged as a result of crustal compression from ice loading.  However, the continental scale accumulation of huge quantities of ice also lowered seal levels and the subsequent rising seal level occurred in step with post-glacial rebound.

Deposit Types

The term sand and gravel refers to natural deposits or unprocessed material.  The term aggregate, refers to the product processed for industrial use by crushing or washing and screening.  Hora (2007) defines sand and gravel deposits as those that are deposited by high-energy streams draining continental areas, mainly during deglaciation.  The main source of the granular material is melting glacier ice containing large quantities of eroded bedrock and sediment.  This outwash material is transported by flowing water and deposited in a variety of landforms with granular material as a main component.

Mineralization

Burton (2002) is the main historical source of the Super Mammoth sand and gravel deposit description.  The deposit is a raised or perched delta-type sand and gravel deposit.  It forms low bench-like accumulations of glaciofluvial deposits near and upstream from the mouth of Lloyd Creek in Homfray Channel and is reported to continue upstream for over 1.6 kilometers, as indicated by exposures along the creek and the old logging road.  Perched delta landforms occur intermittently to the east up to 365 meter elevation where they are replaced by glacialfluvial morainal outwash material.  Most of the exposures of the main gravels are reported to be part of the deltaic topset beds and in one exposure is seen to have a minimum of 30 meters thickness.  The beds exposed are mainly flat lying and composed of gravels with the maximum size boulders up to 60 centimeters in diameter, but these were uncommon.  Geological composition was of mixed rock types that were dominated by granites, grandodiorite and diorite with lesser volcanic rocks.  Particle shares were characterized as subround or aubangular.  Shrimer, reports that the “course aggregate would be equivalent in physical quality to typical commercial supplies of aggregate in use in many areas of British Columbia and Washington.”

Geological Report: Super Mammoth Gravel Project

The Company commissioned and obtained a National Instrument 43-101 technical report by Mr. Gary Payie, P.Geo, a professional geologist from Victoria, British Columbia, dated April 10, 2008, to provide an up to date summary of previous exploration work on the property and to make recommendations for further exploration work (the “report”).  Based on the report, we intend to implement an exploration program and intend to proceed in the following two phases all of which will be supervised by Mr. Brian Game, our director who is a professional geologist.

Phase 1.  Phase 1 consist of a mapping and sampling exercise by quaternary geologist, followed by a 5 kilometer seismic geophysical program towards obtaining a model of the 3 dimensional shape of the deposit. Phase 1 consists of the following three stages.

•

Stage 1 - Mapping and sampling by a qualified quaternary geologist specialized in fluvial and glaciofluvial surficial sediments and their landform characteristics including: raised deltas, floodplains, fans and deltas, kames, eskers and outwash plains.  The purpose of the proposed mapping is primarily to determine more accurately the extent of the deposit and secondarily to gather more information on the qualities of the materials.  This program could be conducted over the course of a week to two week period where weather conditions permit.

•

Stage 2 - Clearing of the old road and north-south line cutting to facilitate further geological work and future surveys.  Line density and length will be determined by the mapping study and the requirements of a proposed seismic survey.

•

Stage 3 - Seismic survey of up to 5 km total length is recommended in order to establish the three dimensional shape of the deposit.  The extent and location of the seismic lines will depend on the mapping done earlier in the field season.  The survey will follow the cutlines created earlier in the season that were located according to the predetermined needs of the seismic surveyor.

Phase 1 will take approximately one month and cost up to $100,000.

Phase 2.  Subject to the results of the report provided by the results obtained in Phase I, we will continue to Phase 2. Phase 2 will consists of 1,200 meters of drilling, possibly with the use of a sonic drill to determine shape (volume) of the deposit and quality of the material.  Drill targets are dependent on the Phase 1 seismic survey.

Phase 2 will take approximately one month and cost up to $200,000.

General.  If the geologist's report based on the laboratory analysis advises that the results of each Phase are not successful, we will explore other mineral properties.

The initial phase of exploration at the Super Mammoth Gravel Project has not yet begun.  Once each phase of exploration is complete, management will make a decision as to whether or not to proceed with each successive phase based upon the analysis of the results of that program.  The directors of the Company will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results, as well as upon the recommendations of Mr. Brian Game, our director who is a professional geologist.

Even if the currently recommended exploration programs are completed at the Super Mammoth Gravel Project and they are successful, the Company will need to spend substantial additional funds on further drilling and engineering studies before it will ever be known if there is a commercially viable mineral deposit (a reserve) on the property.

Real Estate Investments

We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

ITEM 3 – LEGAL PROCEEDINGS

Dynamic is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

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

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are quoted on the National Association of Securities Dealers' OTC Bulletin Board under the symbol “DYGO.  There have been no trades in the shares of the common stock.

Holders of Common Stock

As of September 25, 2008, we had 42 stockholders of record holding 9,515,000 shares of common stock.

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

Recent Sales of Unregistered Securities

None.

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION OR PLAN OF OPERATION

Selected Financial Data

The selected financial information presented below as of and for the periods indicated is derived from our financial statements contained elsewhere in this report and should be read in conjunction with those financial statements.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” found elsewhere in this report.

INCOME STATEMENT DATA	Accumulated from 21 January 2004 (Date of Inception) to 30 June 2008	Year Ended 30 June 2008	Year Ended 30 June 2007
Revenue	$Nil	$Nil	$Nil
Operating Expenses	$(236,158)	$(143,850)	$(33,845)
Net Loss	$(236,158)	$(143,850)	$(33,845)
Net Loss Per Share	---	$(0.015)	$(0.004)
Weighted Average Number of Common Shares Outstanding (basic and diluted)	---	9,515,000	9,515,000

BALANCE SHEET DATA	As at 30 June 2008	As at 30 June 2007
Working Capital Deficiency	$(126,458)	$(46,208)
Total Assets	$9,261	$6,653
Accumulated Deficits	$(236,158)	$(92.308)
Shareholder’s Deficit	$(126,458)	$(46,208)

Historical results of operations for Dynamic Gold Corp. may differ materially from future results.

This discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments are outlined below in ―”Critical Accounting Policies”.

Explanatory Note on Financial Statements

The audited financial statements included in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Plan of Operations

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one exploration program on the Super Mammoth Gravel Project.  According to his geology report, Mr. Payie estimates that the first phase, consisting of mapping, sampling and a five (5) kilometer seismic geophysical program towards obtaining a model of the three (3) dimensional shape of the deposit will cost approximately $100,000.  This phase of the program will involve the work of one geologist and assistant for ten (10) days and an additional four (4) man crew performing line cutting for approximately seven (7) days.

We will then commence the second phase of exploration.  This phase will consist of a drilling program to determine the shape (volume) of the deposit and quality of the material and will take an additional month to complete.  It will entail at lease two (2) additional weeks of work for the six (6) man crew which includes a qualified geologist, one (1) assistant and four (4) crew members.  This phase has an estimated cost of $200,000.

We do not have any arrangement with a qualified geologist to oversee these programs.  However, subject to availability, we intend to retain Mr. Payie.  He will be responsible for hiring any additional personnel needed for the exploration programs.

As well, we anticipate spending an additional $50,000 on administrative fees, including professional fees payable in connection with the filing of this registration statement and complying with reporting obligations.  Total expenditures over the next twelve (12) months are therefore expected to be approximately $525,000.

Limited Operating History; Need for Additional Capital

In the notes to the Company’s audited financial statements as of June 30 2008, included elsewhere in this Form 10-KSB, the Company’s auditors included an explanatory paragraph stating that, because the Company had a working capital deficiency of $(126,458) as of June 30, 2008, and had incurred accumulated losses of $(236,158) for the period from January 21, 2004 (inception) to June 30, 2008, there was substantial doubt about its ability to continue as a going concern.

There is limited historical financial information about the Company upon which to base an evaluation of its performance.  The Company is an exploration stage enterprise and has not generated any revenues from operations.  The Company cannot guarantee it will be successful in its business operations.  The Company’s business is subject to risks inherent in the establishment of a new resource exploration company, including limited capital resources, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.  To become profitable the Company will attempt to implement its plan of operation as detailed above.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding.  However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  As well, our management is prepared to provide us with short-term loans.  Subsequent to June 30, 2008, management has provided the Company with an additional $25,000.

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

Results of Operations for Period Ending June 30, 2008

We have not earned any revenues from our incorporation on January 21, 2004 to June 30, 2008.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the year ended June 30, 2008 was $143,850 compared to a net loss of $33,845 for the year ended June 30, 2007.  Contributing to the period over period differences were an increase in acquisition of mineral properties of $25,000, bank charges and interest of $7,482, filing and financing fees of $3,000,mineral property exploration costs of $12,800, legal and accounting fees of $11,000, management fees of $48,000 and office and miscellaneous of $1,000.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2008, we had cash on hand of $7,293 (2007 - $6,653) and liabilities of $135,719 (2007 - $52,861) consisting of accounts payable and accrued liabilities of $39,208 (2007 - $22,129) and loans from our President, Mr. Tim Coupland, for $96,511 (2007 - $30,732).

We will require additional funding in order to cover all anticipated administration costs and to proceed with the phase one and two of stage one exploration program that is estimated to cost $100,000, as well as the stage two drilling program on the property, estimated to cost $200,000.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to June 30, 2008.  At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is June30.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Dynamic Gravel Holdings Ltd. (“Dynamic Gravel”), a company incorporated in the province of Alberta on November 21, 2007.  All significant inter-company balances and transactions have been eliminated upon consolidation.

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

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Financial instruments

The carrying amounts of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities and due to related party approximate fair value because of the short maturity of these items.  These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, not does it utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Income taxes

Deferred income taxes are reported for timing difference between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements.  As at June 30, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Segments of an enterprise and related information

SFAS No. 131, “Disclosures About Segments Of An Enterprise And Related Information”, supersedes SFAS No. 14, “Financial Reporting For Segments Of A Business Enterprise”.  SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim consolidated financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-Up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on January 21, 2004 to June 30, 2008.

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

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

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for consolidated financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing consolidated financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles (“SAS 69”).  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for consolidated financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivate instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.  SFAS 161 is effective prospectively for consolidated financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its consolidated financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on May 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes.  The limited operations of the Company are conducted primarily in Canada, and, are not subject to material foreign currency exchange risk.  Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

ITEM 7 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

As used herein, the terms “Company,” “our,”, “we,” and “us” refer to Dynamic Gold Corp., a Nevada corporation, unless otherwise indicated.  In the opinion of management, the accompanying audited consolidated financial statements included in the Form 10-KSB reflect all adjustment (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period presented.  The results of operation for the years presented are not necessarily indicative of the results to be expected for the future years.

Dynamic Gold Corp.

(An Exploration Stage Company)

Consolidate Financial Statements

(Expressed in U.S. Dollars)

30 June 2008

JAMES STAFFORD

James Stafford
Chartered Accountants
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional, James Stafford, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Dynamic Gold Corp.
(An Exploration Stage Company)

We have audited the consolidated balance sheet of Dynamic Gold Corp. (the “Company”) as at 30 June 2008 and 2007, and the related consolidated statements of operations and deficit, cash flows and changes in shareholders’ deficiency for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 June 2008 and 2007 and the results of its operations and deficit, cash flows and changes in shareholders’ deficiency for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “James Stafford”

Vancouver, Canada	Chartered Accountants

3 September 2008

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
As at 30 June

	2008	2007
	$	$

Assets

Current
Cash and cash equivalents	7,293	6,653
Amounts receivable	1,968	-

	9,261	6,653

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	39,208	22,129
Due to related party (Note 5)	96,511	30,732

	135,719	52,861

Shareholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
30 June 2007 – 9,515,000 common shares
30 June 2006 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	100,185	36,585
Deficit, accumulated during the exploration stage	(236,158)	(92,308)

	(126,458)	(46,208)

	9,261	6,653

Nature and Continuance of Operations (Note 1) and Commitment (Note 9)
On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Chantal Schutz	Director

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)

	For the period
	from the date of
	inception on 21
	January 2004 to	For the year	For the year
	30 June 2008	ended 30 June	ended 30
	(Unaudited)	2008	June 2007
	$	$	$

Expenses
Advertising and promotion	2,903	2,235	668
Bank charges and interest	8,293	7,662	180
Filing and financing fees	11,921	5,303	2,231
Legal and accounting	83,899	26,136	15,126
Management fees (Notes 7 and 9)	72,000	60,000	12,000
Mineral property exploration costs	12,816	12,816	-
Office and miscellaneous	1,519	1,098	58
Rent (Notes 7 and 9)	7,200	3,600	3,600
Write-down of mineral property acquisition costs
(Note 3)	35,607	25,000	-

Net loss for the year	(236,158)	(143,850)	(33,845)

Deficit, accumulated during the exploration stage, beginning of year	-	(92,308)	(58,463)

Deficit, accumulated during the exploration stage, end of year	(236,158)	(236,158)	(92,308)

Basic and diluted loss per common share		(0.015)	(0.004)

Weighted average number of common shares used in per share calculations		9,515,000	9,515,000

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period
	from the date
	of inception on 21
	January 2004 to	For the year	For the year
	30 June	ended 30	ended 30
	2008	June	June
	(Unaudited)	2008	2007
	$	$	$

Cash flows from operating activities
Net loss for the year	(236,158)	(143,850)	(33,845)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses
(Notes 7 and 10)	79,200	63,600	15,600
Write-down of mineral property acquisition costs
(Note 3)	35,607	25,000	-
Changes in operating assets and liabilities
(Increase) in accounts receivable	(1,968)	(1,968)	-
Increase in accounts payable and accrued liabilities (Note 4)	39,208	17,079	2,708
Increase in due to related party (Note 5)	96,511	65,779	20,000

	(12,400)	25,640	4,463

Cash used in financing activities
Mineral property acquisition costs (Note 3)	(35,607)	(25,000)	-

Cash flows from investing activity
Issuance of common shares for cash	30,500	-	-

Increase (decrease) in cash and cash equivalents	7,293	640	4,463

Cash and cash equivalents, beginning of year	-	6,653	2,190

Cash and cash equivalents, end of year	7,293	7,293	6,653

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders’ Deficiency
(Expressed in U.S. Dollars)

				Deficit
				accumulated
	Number of		Additional	during the	Total
	shares	Share	paid-in	development	shareholders’
	issued	capital	capital	stage	deficiency
Balance at 21 January 2004
(inception)
Common shares issued for cash
($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash
($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash
($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the year	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related
party – expenses (Notes 7 and 10)	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related
party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(143,850)	(143,850)

Balance at 30 June 2008	9,515,000	9,515	100,185	(236,158)	(126,458)

The accompanying notes are an integral part of these financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

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

The Company’s financial statements as at 30 June 2008 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $143,850 for the year ended 30 June 2008 (30 June 2007 - $33,845, cumulative - $236,158) and has a working capital deficit of $126,458 at 30 June 2008 (30 June 2007 - $46,208).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2009. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2008, the Company had suffered losses from exploration stage pre-exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises and are expressed in U.S. dollars. The Company’s fiscal year end is 30 June.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Dynamic Gravel Holdings Ltd. ("Dynamic Gravel"), a company incorporated in the province of Alberta on 21 November 2007. All significant inter-company balances and transactions have been eliminated upon consolidation.

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

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs (Note 3).

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

Financial instruments

The carrying amounts of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities and due to related party approximate fair value because of the short maturity of these items.  These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, not does it utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Derivative financial instruments

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

Income taxes

Deferred income taxes are reported for timing difference between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2008, the Company has no items that represent a comprehensive loss. Accordingly, comprehensive loss is equal to net loss for all periods presented and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, “Disclosures About Segments Of An Enterprise And Related Information”, supersedes SFAS No. 14, “Financial Reporting For Segments Of A Business Enterprise”. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-Up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 30 June 2008.

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”)”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

In December 2007, the FASB issues SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect there to be an impact on the Company’s financial position or results of operations once this SFAS becomes effective.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No, 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity’s first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to March 1, 2009, will be recorded and disclosed following existing GAAP. Management does not expect there to be an impact on the Company’s financial position or results of operations once this SFAS becomes effective.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including as Amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of 30 June 2008, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 May 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

3.	Mineral Property

During the year ended 30 June 2008, the Company acquired, through its wholly owned subsidiary, a 100% undivided rights, title and interest in and to two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims (the “Super Mammoth Gravel Project”) situated along the Homfray Channel at Lloyd Point on the south coeast of British Columbia, Canada for $25,000. The Super Mammoth Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha). The claims are currently in good standing until their respective anniversary dates which are 6 November 2014 (Northern Gravel Claims) and 9 January 2015 (Super Mammoth Claim). The acquisition cost of $25,000 was initially capitalized as a tangible asset. During the year ended 30 June 2008, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Super Mammoth Gravel Project.

During the prior years, the Company acquired a 100% undivided right, title and interest in and to the 24 claim units located in the Red Lake Mining District in the province of Ontario, Canada (the “Sobeski Lake Gold Property”) for $10,607. The Company allowed these claims to expire on 20 January 2008.

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Due to Related Party

The amount due to related party of $96,511 (2007 – $30,732) is due to a director/shareholder of the Company. The loan allows for a maximum principal balance of $115,000, bears interest at 10% per annum, is unsecured and is due and repayable on 16 September 2009. The balance of $96,511 as at 30 June 2008 consists of principal and accrued interest of $90,000 and $6,511 respectively (Note 9).

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

7.	Related Party Transactions

During the year ended 30 June 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 30 June 2007 - $12,000, cumulative - $72,000) and for rent in the amount of $3,600 (30 June 2007 - $3,600, cumulative - $7,200) (Note 10).

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2008. There are no current or deferred tax expenses for the year ended 30 June 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year	For the year
	ended 30 June	ended 30 June
	2008	2007
	$	$
Deferred tax asset attributable to:
Current operations	48,909	11,507
Contributions to capital by related parties	(21,624)	(5,304)
Less: Change in valuation allowance	(27,285)	(6,203)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 June 2008 and 30 June 2007 are as follows:

	As at 30 June	As at 30 June
	2008	2007
	$	$

Net income tax operating loss carryforward	156,958	76,708

Statutory federal income tax rate	34%	34%
Contributed rent and services	-11.40%	-5.75%
Effective income tax rate	0%	0%

Deferred tax assets	53,366	26,081
Less: Valuation allowance	(53,366)	(26,081)

Net deferred tax asset	-	-

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2008, the Company has an unused net operating loss carry-forward balance of approximately $156,958 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2029.

9.	Commitment

The Company is committed to future payments under its related party loan arrangement (Note 5).

10.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date
of inception on
	21	For the	For the
	January 2004 to	year	year
	30 June	ended 30	ended 30
	2008	June	June
	(Unaudited)	2008	2007
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the year ended 30 June 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2007 - $12,000, cumulative - $72,000) and for rent in the amount of $7,200 (30 June 2007 - $3,600, cumulative - $7,200) (Note 7).

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of June 30, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-KSB/A is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal Controls over Financial Reporting

Management's annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that:pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including Mr. Tim Coupland, our President and Chief Executive Officer, and Ms. Chantal Schutz, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of June 30, 2008 and believe they are effective.

Based upon their evaluation of our controls, Mr. Tim Coupland, our President and Chief Executive Officer, and Ms. Chantal Schutz, our Chief Financial Officer, has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in internal controls

Based on the evaluation as of June 30, 2008, Mr. Tim Coupland, our President and Chief Executive Officer, and Ms. Chantal Schutz, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8A(T) – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures above.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors

Name of Director	Age	Since
Tim Coupland	49	01/24/2004
Brian Game	45	01/24/2004
Chantal Schutz	35	05/08/2008
Robert Hall	31	04/26/2007

Executive Officers and Management

Name of Officer	Age	Office	Since
Tim Coupland	49	President, Chief Executive Officer	01/24/2004
Chantal Schutz	35	Chief Financial Officer	05/08/2008
Tamiko Coupland	40	Corporate Secretary	04/26/2007

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

Chantal Schutz, Chief Financial Officer

Ms. Schutz joined the Company as director and Chief Financial Officer for the Company on May 8, 2008.  Ms. Schutz has been the Corporate Secretary and Chief Financial Officer for Alberta Star Development Corp., (TSX-V-ASX) (OTCBB-ASXSF) since May 8, 2008.  Ms. Schutz obtained her Canadian Chartered Accountant designation in January 2002 and was admitted as a member of the Chartered Accountants of British Columbia at that time.  Ms. Schutz graduated from Royal Roads University in 1997 where she obtained a Bachelor’s degree in Commerce, specializing in Entrepreneurial Management.  Ms. Schutz has over 10 years of accounting experience in public practice and industry with a variety of private and public companies.

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

Robert Hall, Director

Mr. Hall joined us as a director for the Company on April 26, 2007.  Mr. Hall joined us as a Director.  Since 2006, Mr. Hall has acted as a director and Manager of Field Operations of Alberta Star Development Corp., (TSX-V-ASX) (OTCBB-ASXSF).  Mr. Hall holds a Bachelor’s degree in Education from the University of British Columbia.  Mr. Hall has over 14 years of industry experience, nine of which were in a senior management capacity, with the Keg Steakhouse Restaurants of Canada.  Mr. Hall received the “Top Keg Restaurant Franchise Award” for all of Canada in 2005.  Mr. Hall was the recipient of “The Franchise of the Year” award exemplifying excellence in all fields including sales, teamwork, leadership, human resources management, administration, financial analysis and the ability to follow the Keg Restaurants rigorous high standards of excellence.

Conflict of Interest

Each of our directors are involved in non-company business ventures that involve mineral properties and exploration.  As our present business plan is focused entirely on the Super Mammoth Gravel Project, there is no expectation of any conflict between our business interests and those of our directors.  However, possible conflicts may arise in the future if we seek to acquire interests in additional mineral properties.

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

Family Relationships

President and Chief Executive Officer Mr. Tim Coupland, and Corporate Secretary Mrs. Tamiko Coupland are married, though no other familial or marital relationships exist amongst our officers and directors.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(A) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(A) forms they file.  Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2008 all such filing requirements applicable to our officers and directors were current in their filings.

Code of Ethics

We have not adopted a written Code of Ethics at this time that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Board of Directors are reviewing the necessity of adopting such a document given we are still in the start-up exploration stage and have limited employees, officers and directors.

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

Our Board of Directors has determined that we have at least one financial expert, Ms. Chantal Schutz. Since Ms. Chantal Schutz is an officer of the Company, as well as a director, she is not considered independent.

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

Ms. Schutz received a Bachelor’s degree in Commerce from Royal Roads University in 1997.  In 2002, she was admitted as a member of the British Columbia Institute of Chartered Accountants.  Ms. Schutz has over 10 years of accounting experience in public practice and industry with a variety of private and public companies.

ITEM 10 – EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended June 30, 2008, 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Tim Coupland President, Chief Executive Officer and Director	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-
Chantal Schutz(1) Chief Financial Officer and Director	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-
Ann-Marie Cederholm(1) Former Chief Financial Officer and Director	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-
Tamiko Coupland Corporate Secretary	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-
Brian Game Director	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-
Robert Hall Director	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-

Note: (1) Ms. Chantal Schutz was appointed as a director and to the office of CFO of Dynamic on May 8, 2008.  Ms. Ann-Marie Cederholm resigned as a director and from the office of CFO of Dynamic on May 8, 2008.

Outstanding Equity Awards

As of September 24, 2008, our directors and executive officers did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our directors did not earn any compensation during the fiscal year ended June 30, 2008.

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

Title of class (1)	Name and address of beneficial owner (2)	Amount and nature of beneficial owner (3)	Percent of class (4)
Common Stock	Tim Coupland President, Chief Executive Officer and Director Suite 506 – 675 West Hastings Street Vancouver, BC V6B 1N2 Canada	3,500,000 Direct	36.78%
Common Stock	Brian Game Director Suite 300 – 675 West Hastings Street Vancouver, BC V6B 1N2 Canada	1,500,000 Direct	15.76%
Common Stock	Robert Fedun Suite 2901 – 193 Aquarius Mews Vancouver, BC V6Z 2Z2 Canada	500,000 Direct	5.25%
Common Stock	Dr. Douglas Coupland 586 Barnham Place West Vancouver, BC V7S 1T7 Canada	500,000 Direct	5.25%
Common Stock	David Lorne Suite 101 – 1184 Denman Street Vancouver, BC V6G 2M9 Canada	500,000 Direct	5.25%
Common Stock	Mark Foreman 2531 Borden Cres. Prince George, BC V2L 2X4 Canada	500,000 Direct	5.25%
Common Stock	Larry Ilich 1635 53 A. Street Delta, BC V4M 3G3 Canada	500,000 Direct	5.25%
Common Stock	All Officers and Directors as a Group that Consists of Two People	5,000,000	52.55%

The percent of class is based on 9,515,000 shares of common stock issued and outstanding as of the date of this annual report.

Changes in Control

We know of no arrangements the operation of which may result in a change of our control.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of the following parties has, during the fiscal year ended June 30, 2008, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Any of our promoters;

•

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

ITEM 13 – EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title
3(i)	Articles of Incorporation*
3(ii)	Bylaws *
10.1	Mineral Property Bill of Sale*
10.2	Loan Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.3	Promissory Note dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.4	General Security Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.5	General Security Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gravel Holdings Ltd.**
10.6	Material Subsidiary Guarantee dated January 8, 2008 between Tim Coupland and Dynamic Gravel Holdings Ltd.**
10.7	Purchase and Sale Agreement dated January 8, 2008 between Dynamic Gravel Holdings Ltd. and Farshad Shirvani**
10.8	Loan Amending Agreement dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.
10.9	Promissory Note dated May 24, 2008 between Tim Coupland and Dynamic Gold Corp.
10.10	Promissory Note dated August 14, 2008 between Tim Coupland and Dynamic Gold Corp.
10.11	Promissory Note dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.
10.12	Trust Agreement dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.
21	Subsidiaries
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Claims location map***
99.2	Comprehensive National Instrument 43-101 Technical Report****

*

Included in our original SB-2 Registration Statement filed on December 9, 2004.

**

Included in our 10QSB filed on February 14, 2008.

***

Included in our SB-2 Amended Registration Statement filed on October 19, 2005.

****

Included in our 8K filed on June 6, 2008

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

James Stafford Chartered Accountants audited our financial statements for fiscal 2007 and 2008. The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2008	2007
Audit fees*	$4,713	$4,863
Audit-related fees**	7,455	7,040
Tax fees	-	-
All other fees	-	-
Total fees paid or accrued to our principal accountants	$12,168	$11,903

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

DYNAMIC GOLD CORP.
BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

BY:	/ s / Chantal Schutz
Chantal Schutz, Chief Financial Officer

DATE:	September 25, 2008

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer
Date:	September 25, 2008

BY:	/ s / Chantal Schutz
Chantal Schutz, Chief Financial Officer

DATE:	September 25, 2008

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

Date: September 25, 2008

/ s / Tim Coupland
Tim Coupland, President and CEO

(Principal Executive Officer)

Exhibit 31.b

CERTIFICATION

I, Chantal Schutz, certify that:

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

Date: September 25, 2008

/ s / Chantal Schutz
Chantal Schutz, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Company’s Report of Dynamic Gold Corp. (the "Company") on Form 10-KSB for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Coupland, Principal Executive and I, Chantal Schutz, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer

September 25, 2008

/ s / Chantal Schutz
Chantal Schutz, Principal Financial Officer

September 25, 2008