Form 10KSB/A
period 2008-06-30
Dynamic Gold Corp.
filed 2008-10-03
CIK 1304730

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

$903,000 as at October 3, 2008
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
9,515,000 as at October 3, 2008 Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

EXPLANATORY SUMMARY OF CHANGES

Dynamic Gold Corp. is filing this Form 10-KSB/A to provide additional disclosure and clarifications. The primary changes are:

(a)    Including the correct Report of Independent Registered Public Accounting Firm;

(b)    Providing additional information and clarification on the Company's related party loan arrangement;

(c)    Providing additional information and clarification on the Company's subsequent event; and

(d)    Correcting typographical errors on various pages on the Form 10-KSB.

FORWARD-LOOKING STATEMENTS

Statements made in this annual report on Form 10-KSB/A and the exhibits attached hereto that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1993 (the “Act”) and section 21E of the Securities Exchange Act of 1934.  These statements often can be identified by the use of tems such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof.  We intend that such forward-looking statements by subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management’s best judgments as to what may occur in the future; however, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

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

•

our common stock.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements.  For a full description of risks and uncertainties, see the sections elsewhere in this Form 10-KSB/A entitled “Risk Factors”, “Description of Business” and “Management Discussion and Analysis”.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

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

The Sobeski Lake Gold property consisted of 24 claim units located in the Red Lake Mining District, in the province of Ontario, Canada.  We had originally acquired our interest in the property by making a cash payment of $3,500 on June 16, 2004 to Dan Patrie Exploration Ltd. the registered owners of the property.  The Company allowed these claims to expire on January 20, 2008.

On January 8, 2008, we acquired, through our wholly owned subsidiary, Dynamic Gravel Holdings Ltd., a 100% interest in two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims (together the “Super Mammoth Gravel Project”) situated on tidewater for $25,000.  The Super Mammoth Gravel Project was acquired by way of a purchase agreement.  Mr. Farshad Shirvani has been paid $25,000.  Mr. Farshad Shirvani will receive no further payments from the Company.

The Super Mammoth Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha).  A detailed report used in obtaining aggregate samples has been filed and accepted by the British Columbia’s Gold Commissioner’s office in September 2007.  The claims are currently in good standing until their respective anniversary dates which are November 6, 2014 (Northern Gravel Claims) and January 19, 2015 (Super Mammoth Claims).  The acquisition cost of $25,000 was initially capitalized as a tangible asset. During the year ended June 30, 2008, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Super Mammoth Gravel Project.

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

Because Dynamic is an exploration stage company, in the event mineral deposits are confirmed as discovered on the Super Mammoth Gravel Project, we will not have the capability to remove and supply construction aggregate.  When exploration stage companies discover mineral deposits, which is a rare occurrence, they typically sell their interest in the property to larger exploration, development or production stage mining companies, or they enter into a joint venture arrangement.  The larger companies are then responsible for operating the property as a sand and gravel quarry or a mine.  If a mineral deposit is discovered on the Super Mammoth Gravel Project, management anticipates entering into a similar arrangement with a more senior mining company.

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

Subsidiaries

We have one subsidiary company, “Dynamic Gravel Holdings Ltd.”.  Dynamic Gold (Canada) Corp. was formed on November 21, 2007 in the Province of Alberta, Canada to hold our interest in the Super Mammoth Gravel Project.  On November 22, 2007 Dynamic Gold (Canada) Corp. changed its corporate name to Dynamic Gravel Holdings Ltd.

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

Our cash reserves are not sufficient to meet our obligations for the next-twelve month’s period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding.  However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  As well, our management is prepared to provide us with short-term loans; during the twelve month period ended June 30, 2008, the Company borrowed $59,268 (30 June 2007 - $30,732) from an officer, director and shareholder of the Company.  This promissory note payable bears interest at 10% per annum, $6,511 (30 June 2007 - $Nil) interest has been accrued and is secured by a general assignment over all the assets of the Company and is due on January 8, 2009.

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

The Independent Auditor's Report to our audited consolidated financial statements for the year ended June 30, 2008, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board under the symbol “DYGO”.  To date none of our shares have traded on this market. Also, there is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) lack of funding generated for operations; (v) investor perception of our industry or our prospects; and (vi) general economic trends.

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

Mining Properties – General

We hold a 100% interest in and to two mineral tenures in an area known as the Super Mammoth Sand and Gravel Property, along Homfray Channel at Lloyd Point on the south coast of British Columbia.  Titles to the properties are held in trust by Timothy Coupland under provisions of the British Columbia Mineral Act.  This property comprises five (5) claims with an approximate area of 248 hectares.  Our property interest in the claims is limited to mineral exploration and extraction rights.  We do not have any real property interest in the claims.

We do not own or lease any property other than the Super Mammoth Sand and Gravel property.

Super Mammoth Sand and Gravel Property

We acquired the mineral claims located at Super Mammoth along the Homfray Channel at Lloyd Point on the south coast of British Columbia, Canada from Mr. Farshad Shirvani.  We paid the owner $25,000 in order to acquire a 100% interest in the mineral claims.  Mr. Farshad Shirvani is at arm’s length to us.  There are no other underlying agreements or interests in the mineral claims.

Title to the Super Mammoth Sand and Gravel Property

The Super Mammoth Sand and Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha).  A detailed report used in obtaining aggregate samples was filed and accepted by the British Columbia’s Gold Commissioner’s office in September 2007.  The claims are currently in good standing until their respective anniversary dates which are November 6, 2014 (Northern Gravel Claim) and January 19, 2015 (Super Mammoth Claim).  Our President, Mr. Tim Coupland, holds title to each property in trust on behalf of the Company under prospector license #144149, registered in the province of British Columbia.  We do not own any real property interest in the land covered by the claims.  In order to retain title the properties we are required to spend $4.40 per ha per annum in accordance with the Tenure Mineral Act (British Columbia).  There are no other conditions required.

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

The British Columbia Geological Surveys, as part of a coastal resource review, identified the Lloyd Point/Lloyd Creek area as having primary aggregate potential and outlined the area of interest.

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

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are quoted on the National Association of Securities Dealers' OTC Bulletin Board under the symbol “DYGO”.  There have been no trades in the shares of the common stock.

Holders of Common Stock

As of October 3, 2008, we had 42 stockholders of record holding 9,515,000 shares of common stock.

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

Recent Sales of Unregistered Securities

None.

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION OR PLAN OF OPERATION

Selected Financial Data

The selected financial information presented below as of and for the periods indicated is derived from our consolidated financial statements contained elsewhere in this report and should be read in conjunction with those consolidated financial statements.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” found elsewhere in this report.

INCOME STATEMENT DATA	Accumulated from 21 January 2004 (Date of Inception) to 30 June 2008	Year Ended 30 June 2008	Year Ended 30 June 2007
Revenue	$Nil	$Nil	$Nil
Operating Expenses	$(236,158)	$(143,850)	$(33,845)
Net Loss	$(236,158)	$(143,850)	$(33,845)
Net Loss Per Share	---	$(0.015)	$(0.004)
Weighted Average Number of Common Shares Outstanding (basic and diluted)	---	9,515,000	9,515,000

BALANCE SHEET DATA	As at 30 June 2008	As at 30 June 2007
Working Capital Deficiency	$(126,458)	$(46,208)
Total Assets	$9,261	$6,653
Accumulated Deficits	$(236,158)	$(92,308)
Shareholders’ Deficit	$(126,458)	$(46,208)

Historical results of operations for Dynamic Gold Corp. may differ materially from future results.

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the consolidated financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its consolidated financial statements and require the most difficult, subjective and complex judgments are outlined below in ―”Critical Accounting Policies”.

Explanatory Note on Consolidated Financial Statements

The audited consolidated financial statements included in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Limited Operating History; Need for Additional Capital

In the notes to the Company’s audited consolidated financial statements as of June 30, 2008, included elsewhere in this Form 10-KSB/A, the Company’s auditors included an explanatory paragraph stating that, because the Company had a working capital deficiency of $(126,458) as of June 30, 2008, and had incurred accumulated losses of $(236,158) for the period from January 21, 2004 (inception) to June 30, 2008, there was substantial doubt about its ability to continue as a going concern.

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

Results of Operations for the Year Ended June 30, 2008

We have not earned any revenues from our incorporation on January 21, 2004 to June 30, 2008.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the year ended June 30, 2008 was $143,850 compared to a net loss of $33,845 for the year ended June 30, 2007.  Contributing to the period over period differences were an increase in write-down of mineral property acquisition costs of $25,000, bank charges and interest of $7,482, filing and financing fees of $3,090, mineral property exploration costs of $12,816, legal and accounting fees of $11,010, management fees of $48,000 and office and miscellaneous of $1,040.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2008, we had cash on hand of $7,293 (2007 - $6,653) and liabilities of $135,719 (2007 - $52,861) consisting of accounts payable and accrued liabilities of $39,208 (2007 - $22,129) and loans from our President, Mr. Tim Coupland, of $96,511 (2007 - $30,732).

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods.  These estimates and assumptions are affected by management's application of accounting policies.

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is June 30.

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

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these consolidated financial instruments.

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

Income taxes

Deferred income taxes are reported for timing difference between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

Concentration of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivate instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.  SFAS 161 is effective prospectively for consolidated financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on May 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 7 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

As used herein, the terms “Company,” “our,”, “we,” and “us” refer to Dynamic Gold Corp., a Nevada corporation, unless otherwise indicated.  In the opinion of management, the accompanying audited consolidated financial statements included in the Form 10-KSB/A reflect all adjustment (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period presented.  The results of operation for the years presented are not necessarily indicative of the results to be expected for the future years.

Dynamic Gold Corp.

(An Exploration Stage Company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2008

JAMES STAFFORD

James Stafford, Inc.*
Chartered Accountants
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional, James Stafford, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Dynamic Gold Corp.
(An Exploration Stage Company)

We have audited the consolidated balance sheets of Dynamic Gold Corp. (the “Company”) as at 30 June 2008 and 2007, and the related consolidated statements of operations and deficit, cash flows and changes in shareholders’ deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
30 June 2008 – 9,515,000 common shares
30 June 2007 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	100,185	36,585
Deficit, accumulated during the exploration stage	(236,158)	(92,308)

	(126,458)	(46,208)

	9,261	6,653

Nature and Continuance of Operations (Note 1), Commitment (Note 9) and Subsequent Event (Note 11)
On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Chantal Schutz	Director

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)

	For the period
	from the date of
	inception on 21
	January 2004 to	For the year	For the year
	30 June 2008	ended 30 June	ended 30
	(Unaudited)	2008	June 2007
	$	$	$

Expenses
Advertising and promotion	2,903	2,235	668
Bank charges and interest	8,293	7,662	180
Filing and financing fees	11,921	5,303	2,213
Legal and accounting	83,899	26,136	15,126
Management fees (Notes 7 and 10)	72,000	60,000	12,000
Mineral property exploration costs	12,816	12,816	-
Office and miscellaneous	1,519	1,098	58
Rent (Notes 7 and 10)	7,200	3,600	3,600
Write-down of mineral property acquisition costs
(Note 3)	35,607	25,000	-

Net loss for the year	(236,158)	(143,850)	(33,845)

Deficit, accumulated during the exploration stage, beginning of year	-	(92,308)	(58,463)

Deficit, accumulated during the exploration stage, end of year	(236,158)	(236,158)	(92,308)

Basic and diluted loss per common share		(0.015)	(0.004)

Weighted average number of common shares used in per share calculations		9,515,000	9,515,000

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period
	from the date
	of inception on 21
	January 2004 to	For the year	For the year
	30 June	ended 30	ended 30
	2008	June	June
	(Unaudited)	2008	2007
	$	$	$

Cash flows from operating activities
Net loss for the year	(236,158)	(143,850)	(33,845)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses
(Notes 7 and 10)	79,200	63,600	15,600
Write-down of mineral property acquisition costs
(Note 3)	35,607	25,000	-
Changes in operating assets and liabilities
Increase in amounts receivable	(1,968)	(1,968)	-
Increase in accounts payable and accrued liabilities
(Note 4)	39,208	17,079	2,708
Increase in due to related party (Note 5)	96,511	65,779	20,000

	12,400	25,640	4,463

Cash flows used in investing activity
Mineral property acquisition costs (Note 3)	(35,607)	(25,000)	-

Cash flows from financing activity
Issuance of common shares for cash	30,500	-	-

Increase in cash and cash equivalents	7,293	640	4,463

Cash and cash equivalents, beginning of year	-	6,653	2,190

Cash and cash equivalents, end of year	7,293	7,293	6,653

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company’s consolidated financial statements as at 30 June 2008 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $143,850 for the year ended 30 June 2008 (30 June 2007 - $33,845, cumulative - $236,158) and has a working capital deficit of $126,458 at 30 June 2008 (30 June 2007 - $46,208).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2009. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2008, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

Financial instruments

The carrying amounts of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities and due to related party approximate fair value because of the short maturity of these items.  These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

Income taxes

Deferred income taxes are reported for timing difference between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

Concentration of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for consolidated financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing consolidated financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles (“SAS 69”).  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for consolidated financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivate instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.  SFAS 161 is effective prospectively for consolidated financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its consolidated financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after 15 November 2007.  The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 May 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

3.	Mineral Property

During the year ended 30 June 2008, the Company acquired, through its wholly owned subsidiary, a 100% undivided rights, title and interest in and to two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims (the “Super Mammoth Gravel Project”) situated along the Homfray Channel at Lloyd Point on the south coast of British Columbia, Canada for $25,000. The Super Mammoth Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha). The claims are currently in good standing until their respective anniversary dates which are 6 November 2014 (Northern Gravel Claims) and 19 January 2015 (Super Mammoth Claim). The acquisition cost of $25,000 was initially capitalized as a tangible asset. During the year ended 30 June 2008, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Super Mammoth Gravel Project.

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

The amount due to related party of $96,511 (2007 – $30,732) is due to a director/shareholder of the Company. The loan allows for a maximum principal balance of $115,000, bears interest at 10% per annum, is secured by a general assignment over all the assets of the Company and is due and repayable on 8 January 2009. The balance of $96,511 as at 30 June 2008 consists of principal and accrued interest of $90,000 and $6,511 respectively (Notes 9 and 11).

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

The provision for refundable federal income tax consists of the following:

	For the year	For the year
	ended 30 June	ended 30 June
	2008	2007
	$	$
Deferred tax asset attributable to:
Current operations	48,909	11,507
Contributions to capital by related parties	(21,624)	(5,304)
Less: Change in valuation allowance	(27,285)	(6,203)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 June 2008 and 30 June 2007 are as follows:

	As at 30 June	As at 30 June
	2008	2007
	$	$

Net income tax operating loss carryforward	236,158	92,308

Statutory federal income tax rate	34%	34%
Contributed rent and services	-11.40%	-5.75%
Effective income tax rate	0%	0%

Deferred tax assets	53,366	26,081
Less: Valuation allowance	(53,366)	(26,081)

Net deferred tax asset	-	-

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

The Company is committed to future payments under its related party loan arrangement (Notes 5 and 11).

10.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date
of inception on
	21	For the	For the
	January 2004 to	year	year
	30 June	ended 30	ended 30
	2008	June	June
	(Unaudited)	2008	2007
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the year ended 30 June 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2007 - $12,000, cumulative - $72,000) and for rent in the amount of $3,600 (30 June 2007 - $3,600, cumulative - $7,200) (Note 7).

11.	Subsequent Event

On 14 August 2008, a director/shareholder of the Company loaned the Company $10,000. The loan bears interest at 10% per annum, is secured by a general assignment over all the assets of the Company and is due and repayable on 8 January 2009 (Notes 5 and 9).

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of June 30, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-KSB/A is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Mr. Tim Coupland, our President and Chief Executive Officer, and Ms. Chantal Schutz, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our consolidated financial statements as of June 30, 2008 and believe they are effective.

Based upon their evaluation of our controls, Mr. Tim Coupland, our President and Chief Executive Officer, and Ms. Chantal Schutz, our Chief Financial Officer, has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Compensation Committee

We do not have a Compensation Committee.  Our entire Board of Directors review and recommend the salaries and benefits of all employees, consultants, directors and other individuals compensated by us.

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

Outstanding Equity Awards

As of October 3, 2008, our directors and executive officers did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

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

ITEM 13 – EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title
3(i)	Articles of Incorporation*
3(ii)	Bylaws *
10.1	Mineral Property Bill of Sale*
10.2	Loan Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.3	Promissory Note dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.4	General Security Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.5	General Security Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gravel Holdings Ltd.**
10.6	Material Subsidiary Guarantee dated January 8, 2008 between Tim Coupland and Dynamic Gravel Holdings Ltd.**
10.7	Purchase and Sale Agreement dated January 8, 2008 between Dynamic Gravel Holdings Ltd. and Farshad Shirvani**
10.8	Loan Amending Agreement dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.
10.9	Promissory Note dated May 24, 2008 between Tim Coupland and Dynamic Gold Corp.
10.10	Promissory Note dated August 14, 2008 between Tim Coupland and Dynamic Gold Corp.
10.11	Promissory Note dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.
10.12	Trust Agreement dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.
21	Subsidiaries
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14, as amended
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14, as amended
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended
99.1	Claims location map***
99.2	Comprehensive National Instrument 43-101 Technical Report****

*

Included in our original SB-2 Registration Statement filed on December 9, 2004.

**

Included in our 10QSB filed on February 14, 2008.

***

Included in our SB-2 Amended Registration Statement filed on October 19, 2005.

****

Included in our 8K filed on June 6, 2008.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

James Stafford Chartered Accountants audited our financial statements for fiscal years 2007 and 2008. The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2008	2007
Audit fees*	$4,713	$4,863
Audit-related fees**	7,455	7,040
Tax fees	-	-
All other fees	-	-
Total fees paid or accrued to our principal accountants	$12,168	$11,903

*     Audit fees consist of fees related to professional services rendered in connection with the audit of our annual consolidated financial statements.

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

DYNAMIC GOLD CORP.
BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

BY:	/ s / Chantal Schutz
Chantal Schutz, Chief Financial Officer

DATE:	October 3, 2008

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

DATE:	October 3, 2008

BY:	/ s / Chantal Schutz
Chantal Schutz, Chief Financial Officer

DATE:	October 3, 2008

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

Date: October 3, 2008

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

Date: October 3, 2008

/ s / Chantal Schutz
Chantal Schutz, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Company’s Report of Dynamic Gold Corp. (the "Company") on Form 10-KSB/A for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Coupland, Principal Executive Officer and I, Chantal Schutz, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer

October 3, 2008

/ s / Chantal Schutz
Chantal Schutz, Principal Financial Officer

October 3, 2008