Form 10-Q
period 2008-09-30
Dynamic Gold Corp.
filed 2008-11-14
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to_____________________to_____________________

Commission File Number 000-52417

DYNAMIC GOLD CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

506-675 West Hastings Street, Vancouver, British Columbia, V6B 1N2 Canada
(Address of principal executive offices) (Zip code)

604-488-0860
(Registrant’s telephone number, including area code)

None
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer ____(Do not check if a small reporting company)	Small reporting company X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2008
Common stock, $.001 par value	9,515,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 30	As at 30 June
	September	2008
	2008	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	17,800	7,293
Accounts receivable	2,679	1,968

	20,479	9,261

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	40,319	39,208
Due to related party (Note 6)	123,573	96,511

	163,892	135,719

Shareholders’ deficiency
Capital stock (Note 7)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
30 September 2008 – 9,515,000 common shares
30 June 2008 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	116,085	100,185
Deficit, accumulated during the exploration stage	(269,013)	(236,158)

	(143,413)	(126,458)

	20,479	9,261

Nature and Continuance of Operations (Note 1), Going Concern (Note 3) and Commitment (Note 11)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Chantal Schutz	Director

The accompanying notes are an integral part of these interim consolidated financial statements

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	From
	21 January
	2004 (Inception)	Three Months Ended 30
	to	September
	30 September
	2008	2008	2007
	$	$	$

Expenses
Advertising and promotion	2,903	-	-
Bank charges and interest	10,425	2,132	57
Filing and financing fees	14,012	2,091	744
Legal and accounting	96,631	12,732	3,863
Management fees (Notes 8 and 10)	87,000	15,000	15,000

Mineral property exploration costs	12,816	-	-
Office and miscellaneous	1,519	-	153
Rent (Notes 8 and 10)	8,100	900	900
Write-down of mineral property acquisition costs (Note 4)	35,607	-	-

Net loss for the period	(269,013)	(32,855)	(20,717)

Deficit, accumulated during the exploration stage,
beginning of period	-	(236,158)	(92,308)

Deficit, accumulated during the exploration stage, end of
period	(269,013)	(269,013)	(113,025)

Basic and diluted loss per common share		(0.003)	(0.002)

Weighted average number of common shares used in
per share calculations		9,515,000	9,515,000

The accompanying notes are an integral part of these interim consolidated financial statements

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	From 21 January
	(Inception) 2004	Three Months Ended 30
	to	September
	30 September
	2008	2008	2007
	$	$	$

Cash flows from operating activities
Net loss for the period	(269,013)	(32,855)	(20,717)
Adjustments to reconcile loss to net cash used by operating
activities
Contributions to capital by related party – expenses
(Notes 8 and 10)	95,100	15,900	15,900
Write-down of mineral property acquisition costs (Note 4)	35,607	-	-
Changes in operating assets and liabilities
Increase in amounts receivable	(2,679)	(711)	-
Increase in accounts payable and accrued liabilities	40,319	1,111	1,922
Increase in due to related party (Note 6)	123,573	27,062	-

	22,907	10,507	(2,895)

Cash flows used in investing activities
Mineral property acquisition costs (Note 4)	(35,607)	-	-

Cash flows from financing activities
Issuance of common shares for cash	30,500	-	-

Increase (decrease) in cash and cash equivalents	17,800	10,507	(2,895)

Cash and cash equivalents, beginning of period	-	7,293	6,653

Cash and cash equivalents, end of period	17,800	17,800	3,758

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Shareholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

				Deficit
				accumulated
			Additional	during the	Total
	Number of	Share	paid-in	exploration	shareholders’
	shares	capital	capital	stage	deficiency
	issued	$	$	$	$
Balance at 21 January 2004
(Inception)
Common shares issued for
cash ($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for
cash ($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for
cash ($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the year	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by
related party – expenses	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by
related party – expenses
(Notes 8 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(143,850)	(143,850)

Balance at 30 June 2008	9,515,000	9,515	100,185	(236,158)	(126,458)
Contributions to capital by
related party – expenses (Notes					15,900
8 and 10)	-	-	15,900	-
Net loss for the period	-	-	-	(32,855)	(32,855)

Balance at 30 September 2008	9,515,000	9,515	116,085	(269,013)	(143,413)

The accompanying notes are an integral part of these interim consolidated financial statements

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2008

1.	Nature and Continuance of Operations

Dynamic Gold Corp. (the “Company”) was incorporated under the laws of the State of Nevada on 21 January 2004 and is in the exploration stage.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company has not produced any revenues from its principal business and is an exploration stage company as defined by the Securities and Exchange Commission (“SEC”) Industry Guide 7, and follows Statement of Financial Accounting Standards (SFAS) No. 7, where applicable.

The Company is in the business of acquiring and exploring mineral properties. The recoverability of the amounts expended by the Company on acquiring and exploring mineral properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to complete the acquisition and/or development of the properties and upon future profitable production.

2.	Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted as allowed by such rules and regulations. These interim consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations. All such adjustments are of a normal recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s audited consolidated financial statements in the Form 10-KSB/A for the year ended 30 June 2008, and are supplemented throughout the notes to this quarterly report on Form 10-Q.

The interim consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended 30 June 2008 included in the Form 10-KSB/A filed with the SEC.

Principles of consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Dynamic Gravel Holdings Ltd. (“Dynamic Gravel”), a company incorporated in the province of Alberta on 21 November 2007. All significant inter-company balances and transactions have been eliminated upon consolidation.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2008

Recently adopted accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 – Fair Value Measurements (“SFAS 157”). The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2 which proposed a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually). On 1 July 2008 the Company elected to implement this Statement with the one-year deferral. Given the nature of the Company’s current financial instruments, the adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. Beginning 1 July 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on its consolidated financial statements upon full adoption in 2009.

In February 2007, the FASB issued SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 ("SFAS 159"). The statement permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on 1 July 2008. The adoption of SFAS No. 159 did not have a material effect on our financial condition, results of operations or cash flows as the Company did not elect this fair value option.

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R) – Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations both at the acquisition date and in subsequent reporting periods. SFAS 141(R) requires the acquiring company to measure almost all assets acquired and liabilities assumed in the acquisition at fair value as of the acquisition date. The standard is effective for fiscal years beginning on or after 15 December 2008 and should be applied prospectively with the exception of income taxes which should be applied retrospectively for all business combinations. Early adoption is prohibited. The adoption of SFAS 141(R) is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160 – Non-controlling Interests in Consolidated Financial Statements and amendment to Accounting Research Bulletin (“ARB”) No. 51 (“SFAS 160”). SFAS 160 requires non-controlling interests in a subsidiary to be initially measured at fair value and classified as a separate component of equity. The standard is effective for fiscal years beginning on or after 15 December 2008 and should be applied prospectively with the exception of the presentation and disclosure requirements which should be applied retrospectively if comparative financial statements are presented. Early adoption is prohibited. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2008

In March 2008, the FASB issued SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 does not change the current accounting treatment of derivatives, but requires expanded disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items (if any) are accounted for, and how they affect the Company's financial position, financial performance and cash flows. The standard is effective for fiscal years and interim periods beginning after 15 November 2008 and early adoption is encouraged. The Company does not expect SFAS 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162 - The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. The Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

3.	Going Concern

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. At 30 September 2008, the Company had accumulated losses of $269,013 since inception. These factors raise significant doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These interim consolidated financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying interim consolidated financial statements.

4.	Unproven Mineral Properties

The Super Mammoth Gravel Project, British Columbia

During the year ended 30 June 2008, the Company acquired, through its wholly owned subsidiary, a 100% undivided right, title and interest in and to, two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims (the “Super Mammoth Gravel Project”) for $25,000. The claims are situated along the Homfray Channel at Lloyd Point on the south coast of British Columbia, Canada. The Super Mammoth Gravel Project consisting of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha) are currently in good standing until their respective anniversary dates which are 6 November 2014 (Northern Gravel Claims) and 19 January 2015 (Super Mammoth Claim). The acquisition cost of $25,000 was initially capitalized as a tangible asset. During the year ended 30 June 2008, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Super Mammoth Gravel Project.

During the prior years, the Company acquired a 100% undivided right, title and interest in and to 24 claim units located in the Red Lake Mining District in the province of Ontario, Canada (the “Sobeski Lake Gold Property”) for $10,607. The Company allowed these claims to expire on 20 January 2008. The Company recorded a write-down of mineral property acquisition costs of $10,607 related to the Sobeski Lake Gold Property.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2008

The Company had no expenditures related to the Super Mammoth Gravel Project for the three month periods ended 30 September 2008 and 2007.

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.	Due to Related Party

The amount due to related party of $123,573 as at 30 September 2008 is due to an officer, director and shareholder of the Company. The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayble 8 January 2009. The balance of $123,573 consists of principal and accrued interest of $115,000 and $8,573 respectively (Notes 10 and 11).

7.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

8.	Related Party Transactions

During the three month period ended 30 September 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (2007 - $15,000, cumulative - $87,000) and for rent in the amount of $900 (2007 - $900, cumulative - $8,100) (Note 10).

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2008. There are no current or deferred tax expenses for the period ended 30 September 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2008

The provision for refundable federal income tax consists of the following:

	For the Three Month Periods Ended 30
	September
	2008	2007
	$	$
Refundable federal tax asset attributable to:
Current operations	11,171	7,044
Contributions to capital by related parties	(5,406)	(5,406)
Less: Change in valuation allowance	(5,765)	(1,638)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 September 2008 and 30 June 2008 are as follows:

	As at 30	As at 30 June 2008
	September 2008	(Audited)
	$	$

Net income tax operating loss carryforward
	269,013	236,158

Statutory federal income tax rate	34%	34%
Contributed rent and services	-12.02%	-11.40%
Effective income tax rate	0%	0%

Deferred tax asset	59,130	53,366
Less: Valuation allowance	(59,130)	(53,366)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2008, the Company has an unused net operating loss carry-forward balance of approximately $173,913 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2029.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2008

10.	Supplemental Disclosures with Respect to Cash Flows

From 21
January 2004
(Inception) to
	30 September	For the Three Month Periods Ended
	2008	30 September
		2008	2007
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the three month period ended 30 September 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $ 15,000 (2007 - $15,000, cumulative - $87,000) and for rent in the amount of $900 (2007 - $900, cumulative – $8,100) (Note 8).

During the three month period ended 30 September 2008, the company accrued interest of $2,062 related to a related loan to a related party (Notes 6 and 11).

11.	Commitment

The Company is committed to future payments under its related party loan arrangement (Notes 6 and 11)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Dynamic Gold”, “Company”, “we”, “our”, and “us” refer to Dynamic Gold Corp. and its subsidiary, as a consolidated entity, unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in our Annual Report on Form 10-KSB/A for the year ended June 30, 2008 including the following:

  our failure to obtain additional financing;
  our inability to continue as a going concern;
  the unique difficulties and uncertainties inherent in the mineral exploration business;
  the inherent dangers involved in mineral exploration;
  our President’s and Secretary/Treasurer’s inability to devote a significant amount of time to our business operations;
  environmental, health and safety laws in British Columbia;
  local and multi-national economic and political conditions;
  natural hazards on the Coast of British Columbia, Canada; and
  our common stock.

General

On January 8, 2008, we acquired, through our wholly owned subsidiary, a 100% interest in two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims (the “Super Mammoth Gravel Project”) situated on tidewater for $25,000. The Super Mammoth Gravel Project consist of two mineral claim tenures that are approximately 124.1 each hectares (“ha”) in size (total 248.2 ha). A detailed report used in obtaining aggregate samples has been filed and accepted by the British Columbia’s Gold commissioner’s office in September 2007. The claims are currently in good standing until their respective anniversary dates of November 6, 2014 (Northern Gravel Claim) and January 19, 2015 (Super Mammoth Claim).

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

Plan of Operations

Our plan of operations for the twelve months following the date of this report is to determine the Super Mammoth Gravel Project additional targets for future mineral exploration and development. Our 43-101 Report, which was finalized June 5, 2008, recommended a two-phase program. Phase One of the two-phase program outlines a three stage program which covers a period of one month and will cost approximately $100,000. The three stage program includes detailed mapping and sampling, clearing of the old road and north-south line cutting, which will facilitate further geological work and provide the requirements of a proposed seismic survey. The seismic survey would be carried out as stage three of the first phase of the exploration program recommended in the report. The stage three seismic survey of up to 5km total length will assist in order to establishing a three dimensional modeling and shape of the deposit. Once complete, and subject to the results of the report obtained in Phase 1, the Company will continue to Phase 2. Phase 2 is expected to take one month to complete and cost up to $200,000. Phase 2 will consist of 1,200 meters of drilling to determine shape (volume) of the deposit and the quality of the aggregate material.

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

In the next twelve months, we also anticipate spending an additional $120,000 on administrative fees, including professional fees payable in connection with the filing of this registration statement and complying with reporting obligations. Total expenditures over the next twelve months are therefore expected to be approximately $420,000.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans; during the three month period ended September 30, 2008, the company borrowed $25,000 (30 June 2008 - $90,000) from an officer, director and shareholder of the Company. This promissory note payable bears interest at 10% per annum, $8,573 (30 June 2008 - $6,511) interest has been accrued and is secured by a general assignment over all the assets of the Company and is due and repayable January 8, 2009.

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

Results of Operations for Three Month Period Ending September 30, 2008

We have not earned any revenues from our incorporation on January 21, 2004 to September 30, 2008. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the three month period ended September 30, 2008 was $32,855 compared to a net loss of $20,717 for the three month period ended September 30, 2007. The increase in net loss for the three month period ended September 30, 2008 is mainly attributed to bank charges and interest and legal and accounting fees.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the three month periods ended 30 September 2008 and 30 September 2007. The Company did not conduct exploration activities during these periods.

Bank charges and interest have increased $2,075 to $2,132 for the three month period ended September 30, 2008 from $57 for the three month period ended September 30, 2007. The increase in bank charges and interest period over period is due mainly to the interest incurred on the loan of $115,000 from our President, Mr. Tim Coupland.

Legal and accounting fees increased $8,869 to $12,732 for the three month period ended September 30, 2008 from $3,863 for the three month period ended September 30, 2007. The increase in legal and accounting fees period over period is due mainly to professional fees incurred to prepare and file our regulatory quarterly and annual filings with the United States Securities and Exchange Commission.

During the three month period ended September 30, 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (2007 - $15,000) and for rent in the amount of $900 (2007 - $900).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At September 30, 2008, we had cash on hand of $17,800 and liabilities of $163,892 consisting of accounts payable and accrued liabilities of $40,319 and cash advances from our president, Tim Coupland, for $123,573.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. We will require additional funding in order to cover all anticipated administration costs and to proceed with the recommendations of the National Instruments 43-101 report on the Super Mammoth Gravel Project, estimated to cost a minimum of $300,000. We do not have any arrangements in place for any future equity financing and there is no guarantee we will be able to obtain the funding necessary to continue as a going concern.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to September 30, 2008. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

An additional $Nil (2007 - $Nil, 30 June 2008 - $11,500) has been incurred in connection with the preparation and completion of the Comprehensive National Instrument 43-101 compliant report on the Super Mammoth Gravel Project.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that would require disclosure.

Subsequent Events

There were no events subsequent to September 30, 2008.

Critical Accounting Policies

Our interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Mineral property costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are initially capitalized as tangible assets when purchased in accordance with EITF 04-2. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

As of the date of these interim consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged in the acquisition of mineral and gravel projects and related activities including exploration engineering, permitting and the preparation of feasibility studies. The value of our properties is related to mineral and gravel commodity prices and changes in the price of these commodities could affect our ability to generate revenue from our portfolio of projects.

Commodity prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies.  Mineral prices and the price for gravel has been extremely volatile over the last year. The demand for, and supply of, gravel  affect gravel prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply and demand for gravel is determined primarily by construction and road building activity.

As of September 30, 2008 we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of September 30, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Chantal Schutz, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2008 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of September 30, 2008, Tim Coupland, our President and Chief Executive Officer, and Chantal Schutz, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 1A. – RISK FACTORS

Not Applicable

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

* Included in our original SB-2 Registration Statement filed on December 9, 2004.
** Included in our SB-2 Amended Registration Statement filed on October 19, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMIC GOLD CORP.

November 14, 2008	BY: / s / Tim Coupland
Date	Tim Coupland, President and Chief Executive Officer

November 14, 2008	BY: / s / Chantal Schutz
Date	Chantal Schutz, Chief Financial Officer

Exhibit 21

SUBSIDIARY COMPANIES

We have one subsidiary company:

Dynamic Gravel Holdings Ltd.

Exhibit 31.a

CERTIFICATION

I, Tim Coupland, certify that:

1.	I have reviewed this Form 10-Q of Dynamic Gold Corp.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2008

/ s / Tim Coupland
Tim Coupland, President and CEO

(Principal Executive Officer)

Exhibit 31.b

CERTIFICATION

I, Chantal Schutz,certify that:

1.	I have reviewed this Form 10-Q of Dynamic Gold Corp.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2008

/ s / Chantal Schutz
Chantal Schutz, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended September 30, 2008, each of Tim Coupland, the Chief Executive Officer, and Chantal Schutz, the Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
November 14, 2008

/ s / Chantal Schutz
Chantal Schutz, Principal Financial Officer
November 14, 2008