Form 10-Q
period 2008-12-31
Dynamic Gold Corp.
filed 2009-02-06
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

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

Yes   X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___________	Accelerated filer ___________
Non-accelerated filer ____(Do not check if a small reporting company)	Small reporting company X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____ No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 6, 2009
Common stock, $.001 par value	9,515,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 31	As at 30 June
	December	2008
	2008	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	15,319	7,293
Amounts receivable	2,977	1,968

	18,296	9,261

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	44,544	39,208
Due to related party (Note 6)	126,865	96,511

	171,409	135,719

Shareholders’ deficiency
Capital stock (Note 7)
Authorized
75,000,000 common shares, $0.001 par value
Issued and outstanding
31 December 2008 – 9,515,000 common shares
30 June 2008 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	131,985	100,185
Deficit, accumulated during the exploration stage	(294,613)	(236,158)

	(153,113)	(126,458)

	18,296	9,261

Nature and Continuance of Operations (Note 1), Going Concern (Note 3), Commitment (Note 11) and Subsequent Event (Note 12)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

The accompanying notes are an integral part of these interim consolidated financial statements

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	From 21
	January 2004
	(Inception) to	Three Months Ended		Six Months Ended
	31 December	31 December		31 December
	2008	2008	2007	2008	2007
	$	$	$	$	$

Expenses
Advertising and promotion	2,903	-	-	-	-
Bank charges and interest	14,568	4,143	42	6,275	99
Filing and financing fees	15,353	1,341	485	3,432	1,229
Legal and accounting	96,631	-	1,680	12,732	5,543
Management fees (Notes 8 and 10)	102,000	15,000	15,000	30,000	30,000
Mineral property exploration costs	12,816	-	-	-	-
Office and miscellaneous	5,735	4,216	-	4,216	153
Rent (Notes 8 and 10)	9,000	900	900	1,800	1,800
Write-down of mineral property acquisition costs (Note 4)	35,607	-	-	-	-

Net loss for the period	(294,613)	(25,600)	(18,107)	(58,455)	(38,824)

Deficit, accumulated during the exploration stage, beginning of period	-	(269,013)	(113,025)	(236,158)	(92,308)

Deficit, accumulated during the exploration stage, end of period	(294,613)	(294,613)	(131,132)	(294,613)	(131,132)

Basic and diluted loss per common share		(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common shares outstanding		9,515,000	9,515,000	9,515,000	9,515,000

The accompanying notes are an integral part of these interim consolidated financial statements

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	From 21
	January 2004
	(inception) to	Three Months Ended		Six Months Ended
	31 December	31 December		31 December
	2008	2008	2007	2008	2007
	$	$	$	$	$

Cash flows from (used in) operating activities
Net loss for the period	(294,613)	(25,600)	(18,107)	(58,455)	(38,824)
Adjustments to reconcile loss to net
cash used by operating activities
Contributions to capital by related
party – expenses (Notes 8 and 10)	111,000	15,900	15,900	31,800	31,800
Write-down of mineral property
acquisition costs (Note 4)	35,607	-	-	-	-
Changes in operating assets and liabilities
Increase in amounts receivable	(2,977)	(298)	-	(1,009)	-
Increase (decrease) in accounts payable
and accrued liabilities	44,544	4,225	(2,828)	5,336	(906)
Increase in loan payable	126,865	3,292	19,200	30,354	19,200

	20,426	(2,481)	14,165	8,026	11,270

Cash flows used in investing activity
Mineral property acquisition costs (Note 4)	(35,607)	-	-	-	-

Cash flows from financing activity
Issuance of common shares for cash	30,500	-	-	-	-

Increase (decrease) in cash and cash equivalents	15,319	(2,481)	14,165	8,026	11,270

Cash and cash equivalents, beginning of period	-	17,800	3,758	7,293	6,653

Cash and cash equivalents, end of period	15,319	15,319	17,923	15,319	17,923

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Shareholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

				Deficit
				accumulated
			Additional	during the	Total
	Number of	Share	paid-in	exploration	shareholders’
	shares	capital	capital	stage	deficiency
	issued	$	$	$	$
Balance at 21 January 2004 (Inception)
Common shares issued for
cash ($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for
cash ($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for
cash ($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the period	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by
related party – expenses
(Notes 8 and 10)	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by
related party – expenses
(Notes 8 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(143,850)	(143,850)

Balance at 30 June 2008	9,515,000	9,515	100,185	(236,158)	(126,458)
Contributions to capital by
related party – expenses
(Notes 8 and 10)	-	-	31,800	-	31,800
Net loss for the period	-	-	-	(58,455)	(58,455)

Balance at 31 December 2008	9,515,000	9,515	131,985	(294,613)	(153,113)

The accompanying notes are an integral part of these interim consolidated financial statements

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2008

1.	Nature and Continuance of Operations

Dynamic Gold Corp. (the “Company”) was incorporated under the laws of the State of Nevada on 21 January 2004 and is in the exploration stage.

These interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company has not produced any revenues from its principal business and is an exploration stage company as defined by the Securities and Exchange Commission (“SEC”) Industry Guide 7, and follows Statement of Financial Accounting Standards (“SFAS”) No. 7, where applicable.

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
31 December 2008

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

In December 2007, the FASB issued SFAS No. 160 – Non-controlling Interests in Consolidated Financial Statements an amendment to Accounting Research Bulletin (“ARB”) No. 51 (“SFAS 160”). SFAS 160 requires non-controlling interests in a subsidiary to be initially measured at fair value and classified as a separate component of equity. The standard is effective for fiscal years beginning on or after 15 December 2008 and should be applied prospectively with the exception of the presentation and disclosure requirements which should be applied retrospectively if comparative financial statements are presented. Early adoption is prohibited. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2008

In March 2008, the FASB issued SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 does not change the current accounting treatment of derivatives, but requires expanded disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items (if any) are accounted for, and how they affect the Company's financial position, financial performance and cash flows. The standard is effective for fiscal years and interim periods beginning after 15 November 2008 and early adoption is encouraged. The Company does not expect SFAS 161 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception. The continuation of the Company as a going concern is dependent upon the continued financial support of its directors, officers and shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. At 31 December 2008, the Company had accumulated losses of $294,613 since inception. These factors raise significant doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These interim consolidated financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying interim consolidated financial statements.

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
31 December 2008

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the six month periods ended 31 December 2008 and 2007.

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.	Due to Related Party

The amount due to related party of $126,865 as at 31 December 2008 is due to an officer, director and shareholder of the Company. The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayable 8 January 2010. The balance of $126,865 consists of principal and accrued interest of $115,000 and $11,865 respectively (Notes 10, 11 and 12).

7.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

8.	Related Party Transactions

During the six month period ended 31 December 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (2007 - $30,000, cumulative - $102,000) and for rent in the amount of $1,800 (2007 - $1,800, cumulative - $9,000) (Note 10).

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2008. There are no current or deferred tax expenses for the period ended 31 December 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2008

The provision for refundable federal income tax consists of the following:

	For the Six Month Periods Ended
	31 December
	2008	2007
	$	$
Refundable federal tax asset attributable to:
Current operations	19,874	13,200
Contributions to capital by related parties	(10,812)	(10,812)
Less: Change in valuation allowance	(9,062)	(2,388)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 December 2008 and 30 June 2008 are as follows:

	As at 31	As at 30 June 2008
	December 2008	(Audited)
	$	$

Net income tax operating loss carryforward	294,613	236,158

Statutory federal income tax rate	34%	34%
Contributed rent and services	-12.81%	-11.40%
Effective income tax rate	0%	0%

Deferred tax asset	62,428	53,366
Less: Valuation allowance	(62,428)	(53,366)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2008, the Company has an unused net operating loss carry-forward balance of approximately $183,613 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2029.

10.	Supplemental Disclosures with Respect to Cash Flows

From 21
January 2004
	(Inception) to	For the Six Month Periods Ended
	31 December	31 December
	2008	2008	2007
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2008

During the six month period ended 31 December 2008, an officer, director and shareholder of the Company made contributions to capital for management fees in the amount of $30,000 (2007 - $30,000, cumulative - $102,000) and for rent in the amount of $1,800 (2007 - $1,800, cumulative – $9,000) (Note 8).

During the six month period ended 31 December 2008, the company accrued interest of $5,354 related to a loan to a related party (Notes 6, 11 and 12).

11.	Commitment

The Company is committed to future payments under its related party loan arrangement (Notes 6, 10 and 12).

12.	Subsequent Event

On 8 January 2009, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Loan Amending Agreement”). The Loan Amending Agreement extended the repayment date on the amount due from 8 January 2009 to 8 January 2010 (Notes 6, 10 and 11).

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

General

On January 8, 2008, we acquired, through our wholly owned subsidiary, a 100% interest in two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims (the “Super Mammoth Gravel Project”) situated on tidewater along the Homfray Channel for $25,000. The Super Mammoth Gravel Project consist of two mineral claim tenures that are approximately 124.1 each hectares (“ha”) in size (total 248.2 ha). A detailed report used in obtaining aggregate samples has been filed and accepted by the British Columbia’s Gold commissioner’s office in September 2007. The claims are currently in good standing until their respective anniversary dates of November 6, 2014 (Northern Gravel Claim) and January 19, 2015 (Super Mammoth Claim).

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

Plan of Operations

Our plan of operations for the twelve months following the date of this report is to determine the Super Mammoth Gravel Project additional targets for future mineral exploration and development. Our 43-101 Report, which was finalized June 5, 2008, recommended a two-phase program. Phase 1 of the two-phase program outlines a three-stage program which covers a period of one month and will cost approximately $100,000. The three-stage program includes detailed mapping and sampling, clearing of the old road and north-south line cutting, which will facilitate further geological work and provide the requirements of a proposed seismic survey. The seismic survey would be carried out as stage-three of the first phase of the exploration program recommended in the report. The stage-three seismic survey of up to 5km total length will assist in establishing a preliminary three dimensional modeling and shape of the deposit. Once complete, and subject to the results of the report obtained in Phase 1, the Company will continue to Phase 2. Phase 2 is expected to take one month to complete and cost up to $200,000. Phase 2 will consist of 1,200 meters of drilling to determine shape (volume) of the deposit and the quality of the aggregate material.

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

Our cash reserves are not sufficient to meet our expected obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans; during the six month period ended December 31, 2008, the company borrowed $NIL (30 June 2008 - $90,000) from an officer, director and shareholder of the Company. This promissory note payable bears interest at 10% per annum, $11,865 (30 June 2008 - $6,511) interest has been accrued and is secured by a general assignment over all the assets of the Company and is due and repayable January 8, 2009.

On 8 January 2009, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Loan Amending Agreement”). The Loan Amending Agreement extended the repayment date on the amount due from 8 January 2009 to 8 January 2010.

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through additional loans from our officers, directors or shareholders’ to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

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

Results of Operations for Six Month Period Ending December 31, 2008

We have not earned any revenues from our incorporation on January 21, 2004 to December 31, 2008. We have not commenced the exploration stage of our business and can provide no assurance that we will be successful in discovering economic mineralization on the property.

The Company’s net loss for the six month period ended December 31, 2008 was $58,455 compared to a net loss of $38,824 for the six month period ended December 31, 2007. The increase in net loss for the six month period ended December 31, 2008 is mainly attributed to bank charges and interest and legal and accounting fees.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the six month periods ended December 31, 2008 and December 31, 2007. The Company did not conduct exploration activities during these periods.

Bank charges and interest have increased $6,176 to $6,275 for the six month period ended December 31, 2008 from $99 for the six month period ended December 31, 2007. The increase in bank charges and interest period over period is due mainly to the interest incurred on the loan of $115,000 from a director and officer of our Company, our President, Mr. Tim Coupland.

Legal and accounting fees increased $7,189 to $12,732 for the six month period ended December 31, 2008 from $5,543 for the six month period ended December 31, 2007. The increase in legal and accounting fees period over period is due mainly to professional fees incurred to prepare and file our regulatory quarterly and annual filings with the United States Securities and Exchange Commission.

During the six month period ended December 31, 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (2007 - $30,000) and for rent in the amount of $1,800 (2007 - $1,800).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At December 31, 2008, we had cash on hand of $15,319 and liabilities of $171,409 consisting of accounts payable and accrued liabilities of $44,544 and cash advances from our president, Tim Coupland, for $126,865.

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

Capital Expenditures

The Company had no capital expenditures for the period from inception to December 31, 2008. At present there are no transactions being contemplated by Management or the Board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

Subsequent Event

On January 8, 2009, the Company entered into a Loan Amending Agreement, which extended the repayment date on the fund due to a related party from January 8, 2009 to January 8, 2010.

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

Commodity prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies. Mineral prices and the price for gravel have been extremely volatile over the last year. The demand for, and supply of gravel affect gravel prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply and demand for gravel is determined primarily by construction and road building activity.

As of December 31, 2008 we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of December 31, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Chantal Schutz, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of December 31, 2008 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of December 31, 2008, Tim Coupland, our President and Chief Executive Officer, and Chantal Schutz, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

February 6, 2009	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

February 6, 2009	BY:	/ s / Chantal Schutz
Date		Chantal Schutz, Chief Financial Officer

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

Date: February 6, 2009

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

Date: February 6, 2009

/ s / Chantal Schutz
Chantal Schutz, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended December 31, 2008, each of Tim Coupland, the Chief Executive Officer, and Chantal Schutz, the Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
February 6, 2009

/ s / Chantal Schutz
Chantal Schutz, Principal Financial Officer
February 6, 2009