Form 10-Q
period 2009-03-31
Dynamic Gold Corp.
filed 2009-05-14
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

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

Large accelerated filer____	Accelerated filer____
Non-accelerated filer ____(Do not check if a small reporting company)	Small reporting company X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____ No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2009
Common stock, $.001 par value	9,515,000

DYNAMIC GOLD CORP.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	As at 31	As at 30
	March	June 2008
	2009	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	4,889	7,293
Amounts receivable	3,358	1,968

	8,247	9,261

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	42,245	39,208
Due to related party (Note 6)	129,740	96,511

	171,985	135,719

Shareholders’ deficiency
Capital stock (Note 7)
Authorized
75,000,000 common shares, $0.001 par value
Issued and outstanding
31 March 2009 – 9,515,000 common shares
30 June 2008 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	147,885	100,185
Deficit, accumulated during the exploration stage	(321,138)	(236,158)

	(163,738)	(126,458)

	8,247	9,261

Nature and Continuance of Operations (Note 1), Going Concern (Note 3) and Commitment (Note 11)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

Dynamic Gold Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Operations and Deficit

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	For the
	period from	For the	For the	For the	For the
	the date of	three	three	nine	nine
	inception on	month	month	month	month
	21 January	period	period	period	period
	2004to 31	ended 31	ended 31	ended 31	ended 31
	March	March	March	March	March
	2009	2009	2008	2009	2008
	$	$	$	$	$

Expenses
Advertising and promotion	3,442	539	773	539	773
Bank charges and interest	17,482	2,914	2,091	9,189	2,190
Filing and financing fees	16,093	740	2,749	4,172	3,978
Legal and accounting	103,241	6,610	11,931	19,342	17,474
Management fees (Notes 8 and 10)	117,000	15,000	15,000	45,000	45,000
Mineral property exploration costs	12,816	-	26,624	-	26,624
Office and miscellaneous	5,557	(178)	919	4,038	1,072
Rent (Notes 8 and 10)	9,900	900	900	2,700	2,700
Write-down of mineral property acquisition costs (Note 4)	35,607	-	-	-	-

Net loss for the period	(321,138)	(26,525)	(60,987)	(84,980)	(99,811)

Deficit, accumulated during the exploration stage, beginning of period	-	(294,613)	(131,132)	(236,158)	(92,308)

Deficit, accumulated during the exploration stage, end of period	(321,138)	(321,138)	(192,119)	(321,138)	(192,119)

Basic and diluted loss per common share		(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common shares outstanding		9,515,000	9,515,000	9,515,000	9,515,000

Dynamic Gold Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	For the				For the
	period from	For the	For the	For the	nine
	the date of	three	three	nine	month
	inception on	month	month	month	period
	21 January	period	period	period	ended
	2004 to 31	ended 31	ended 31	ended 31	31
	March	March	March	March	March
	2009	2009	2008	2009	2008
	$	$	$	$	$

Cash flows from (used in) operating activities
Net loss for the period	(321,138)	(26,525)	(60,987)	(84,980)	(99,811)
Adjustments to reconcile loss to net
cash used by operating activities
Contributions to capital by related
party – expenses (Notes 8 and 10)	126,900	15,900	15,900	47,700	47,700
Write-down of mineral property
acquisition costs (Note 4)	35,607	-	-	-	-
Changes in operating assets and liabilities
Increase in amounts receivable	(3,358)	(381)	(910)	(1,390)	(910)
Increase (decrease) in accounts payable
and accrued liabilities	42,245	(2,299)	9,386	3,037	8,480
Increase in loan payable	129,740	2,875	26,943	33,229	46,143

	9,996	(10,430)	(9,668)	(2,404)	1,602

Cash flows used in investing activity
Mineral property acquisition costs (Note 4)	(35,607)	-	-	-	-

Cash flows from financing activity
Issuance of common shares for cash	30,500	-	-	-	-

Increase (decrease) in cash and cash equivalents	4,889	(10,430)	(9,668)	(2,404)	1,602

Cash and cash equivalents, beginning of period	-	15,319	17,923	7,293	6,653

Cash and cash equivalents, end of period	4,889	4,889	8,255	4,889	8,255

Supplemental Disclosures with Respect to Cash Flows (Note 10)

Dynamic Gold Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

				Deficit,
				accumulated
	Number		Additional	during the	Total
	of shares	Share paid	-in	exploration	shareholders’
	issued	capital	capital	stage	deficiency
		$	$	$	$

Balance at 21 January 2004 (inception)
Common shares issued for cash ($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash ($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash ($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the period	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related party – expenses
(Notes 8 and 10)	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related party – expenses
(Notes 8 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(143,850)	(143,850)

Balance at 30 June 2008	9,515,000	9,515	100,185	(236,158)	(126,458)
Contributions to capital by related party – expenses
(Notes 8 and 10)	-	-	47,700	-	47,700
Net loss for the period	-	-	-	(84,980)	(84,980)

Balance at 31 March 2009	9,515,000	9,515	147,885	(321,138)	(163,738)

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

31 March 2009

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

2.

Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements were prepared by the Company pursuant to the rules and regulations of SEC.  Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted as allowed by such rules and regulations.  These interim consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations.  All such adjustments are of a normal recurring nature only.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s audited consolidated financial statements in the Form 10-KSB/A for the year ended 30 June 2008 and are supplemented throughout the notes to this quarterly report on Form 10-Q.

The interim consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended 30 June 2008 included in the Form 10-KSB/A filed with the SEC.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

31 March 2009

Principles of consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Dynamic Gravel Holdings Ltd. (“Dynamic Gravel”), a company incorporated in the province of Alberta on 21 November 2007.  All significant inter-company balances and transactions have been eliminated upon consolidation.

Recently adopted accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued Staff Position No. FAS 157-2 which proposed a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually).  On 1 July 2008, the Company elected to implement SFAS No. 157 with the one-year deferral.  Given the nature of the Company’s current financial instruments, the adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.  Beginning 1 July 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The Company is in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on its consolidated financial statements upon full adoption in 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. The statement permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on 1 July 2008.  The adoption of SFAS No. 159 did not have a material effect on our financial condition, results of operations or cash flows as the Company did not elect this fair value option.

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  SFAS No. 141(R) changes the accounting for business combinations both at the acquisition date and in subsequent reporting periods.  SFAS No. 141(R) requires the acquiring company to measure almost all assets acquired and liabilities assumed in the acquisition at fair value as of the acquisition date.  The standard is effective for fiscal years beginning on or after 15 December 2008 and should be applied prospectively with the exception of income taxes which should be applied retrospectively for all business combinations.  Early adoption is prohibited.  The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

31 March 2009

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements an amendment to Accounting Research Bulletin (“ARB”) No. 51”.  SFAS No. 160 requires non-controlling interests in a subsidiary to be initially measured at fair value and classified as a separate component of equity.  The standard is effective for fiscal years beginning on or after 15 December 2008 and should be applied prospectively with the exception of the presentation and disclosure requirements which should be applied retrospectively if comparative financial statements are presented.  Early adoption is prohibited.  The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  SFAS No. 161 does not change the current accounting treatment of derivatives, but requires expanded disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items (if any) are accounted for, and how they affect the Company's financial position, financial performance and cash flows. The standard is effective for fiscal years and interim periods beginning after 15 November 2008 and early adoption is encouraged.  The Company does not expect SFAS No. 161 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP.  The Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The Company does not expect SFAS No. 162 to have a material effect on its consolidated financial statements.

3.

Going Concern

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated any revenues since inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs.  Based upon current plans, the Company expects to incur operating losses in future periods.  At 31 March 2009, the Company had accumulated losses of $321,138 since inception.  These factors raise significant doubt regarding the Company’s ability to continue as a going concern.  There is no assurance that the Company will be able to generate revenues in the future.  These interim consolidated financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying interim consolidated financial statements.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

31 March 2009

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

During prior years, the Company acquired a 100% undivided right, title and interest in and to the 24 claim units located in the Red Lake Mining District in the province of Ontario, Canada (the “Sobeski Lake Gold Property”) for $10,607.  The Company allowed these claims to expire on 20 January 2008.  The Company recorded a write-down of mineral property acquisition costs of $10,607 related to the Sobeski Lake Gold Property.

The Company had no expenditures related to the Super Mammoth Gravel Project for the nine month period ended 31 March 2009 (2008 - $26,624).

5.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, uncured and have settlement dates within one year.

6.

Due to Related Party

On 8 January 2009, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Loan Amending Agreement”).  The Loan Amending Agreement extended the repayment date on the amount due from 8 January 2009 to 8 January 2010.

The amount due to related party of $129,740 as at 31 March 2009 is due to an officer, director and shareholder of the Company.  The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayable on 8 January 2010.  The balance of $129,740 consists of principal and accrued interest of $115,000 and $14,740, respectively (Notes 10 and 11).

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

31 March 2009

7.

Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

8.

Related Party Transactions

During the nine month period ended 31 March 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (2008 - $45,000, cumulative - $117,000) and for rent in the amount of $2,700 (2008 - $2,700, cumulative - $9,900) (Note 10).

9.

Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2009.  There are no current or deferred tax expenses for the period ended 31 March 2009 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 31 March	For the nine month period ended 31 March
	2009	2008
	$	$

Refundable federal tax asset attributable to:
Current operations	28,893	33,935
Contributions to capital by related parties	(16,218)	(16,218)
Less: Change in valuation allowance	(12,675)	(17,717)

Net refundable amount	-	-

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

31 March 2009

The composition of the Company’s deferred tax assets as at 31 March 2009 and 30 June 2008 are as follows:

	As at 31 March 2009	As at 30 June 2008 (Audited)
	$	$

Net income tax operating loss carryforward	321,138	236,158

Statutory federal income tax rate	34%	34%
Contributed rent and services	-13.44%	-11.40%
Effective income tax rate	0%	0%

Deferred tax asset	66,026	53,366
Less: Valuation allowance	(66,026)	(53,366)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2009, the Company has an unused net operating loss carry-forward balance of approximately $194,238 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2024 and 2029.

10.

Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 21 January 2004 to 31 March	For the nine month period ended 31 March	For the nine month period ended 31 March
	2009	2009	2008
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the nine month period ended 31 March 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (2008 - $45,000, cumulative - $117,000) and for rent in the amount of $2,700 (2008 - $2,700, cumulative - $9,900) (Note 8).

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

31 March 2009

During the nine month period ended 31 March 2009, the company accrued interest of $8,229 related to a loan payable to a related party (Notes 6 and 11).

11.

Commitment

The Company is committed to future payments under its related party loan arrangement (Notes 6 and 10).

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

Our cash reserves are not sufficient to meet our expected obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  As well, our management is prepared to provide us with short-term loans; during the nine month period ended March 31, 2009, the Company borrowed $25,000 (30 June 2008 - $90,000) from an officer, director and shareholder of the Company.  This promissory note payable bears interest at 10% per annum, $14,740 (30 June 2008 - $6,511) interest has been accrued and is secured by a general assignment over all the assets of the Company and is due and repayable January 8, 2010.

The Company currently plans to delay its 2009 exploration program due to unfavourable market conditions and high field costs.  The Company intends to monitor and provide updates on its future exploration programs as market conditions change.

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

Results of Operations for the Nine Month Period Ending March 31, 2009

We have not earned any revenues from our incorporation on January 21, 2004 to March 31, 2009.  We have not commenced the exploration stage of our business and can provide no assurance that we will be successful in discovering economic mineralization on the property.

The Company’s net loss for the nine month period ended March 31, 2009 was $84,980 compared to a net loss of $99,811 for the nine month period ended March 31, 2008.  The decrease in net loss for the nine month period ended March 31, 2009 is mainly attributed to $26,624 in reduced mineral property expenditures offset by increases in bank charges and interest and  legal and accounting fees.  All other costs were comparable to the previous year.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the nine month period ended March 31, 2009 as compared to $26,624 for the nine month period ended March 31, 2008.

Bank charges and interest have increased $6,999 to $9,189 for the nine month period ended March 31, 2009 from $2,190 for the nine month period ended March 31, 2008.  The increase in bank charges and interest period over period is due mainly to the interest incurred on the loan of $115,000 from a Director and officer of our Company, our President, Mr. Tim Coupland.

Legal and accounting fees increased $1,868 to $19,342 for the nine month period ended March 31, 2009 from $17,474 for the nine month period ended March 31, 2008.  The increase in legal and accounting fees period over period is due mainly to professional fees incurred to prepare and file our regulatory quarterly and annual filings with the United States Securities and Exchange Commission.

During the nine month period ended March 31, 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (2008 - $45,000) and for rent in the amount of $2,700 (2008 - $2,700).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At March 31, 2009, we had cash on hand of $4,889 and liabilities of $171,985 consisting of accounts payable and accrued liabilities of $42,245 and cash advances from our president, Tim Coupland, for $129,740.

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

Capital Expenditures

The Company had no capital expenditures for the period from inception to March 31, 2009.  At present there are no transactions being contemplated by Management or the Board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

An additional $Nil (2008 - $Nil, 30 June 2008 - $11,500) has been incurred in connection with the preparation and completion of the Comprehensive National Instrument 43-101 compliant report on the Super Mammoth Gravel Project.

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

As of March 31, 2009 we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of March 31, 2009, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Gordon Steblin, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2009 and believe they are effective.

Based upon their evaluation of our controls, Tim Coupland, our President and Chief Executive Officer, and Gordon Steblin, our Chief Financial Officer, has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

Based on the evaluation as of March 31, 2009, Tim Coupland, our President and Chief Executive Officer, and Gordon Steblin, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.
May 13, 2009	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer
May 13, 2009	BY:	/ s / Gordon Steblin
Date		Gordon Steblin, Chief Financial Officer

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

Date: May 13, 2009

/ s / Tim Coupland
Tim Coupland, President and CEO

(Principal Executive Officer)

Exhibit 31.b

CERTIFICATION

I, Gordon Steblin, certify that:

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

Date: May 13, 2009

/ s / Gordon Steblin
Gordon Steblin, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended March 31, 2009, each of Tim Coupland, the Chief Executive Officer, and Gordon Steblin, the Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief:  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer

May 13, 2009

/ s / Gordon Steblin
Gordon Steblin, Principal Financial Officer

May 13, 2009