Form 10-K
period 2009-06-30
Dynamic Gold Corp.
filed 2009-09-16
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: June 30, 2009.
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to _______.
Commission file number: 333-119823

DYNAMIC GOLD CORP.
(Name of small business issuer in its charter)
Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

506 – 675 West Hastings Street, Vancouver, British Columbia, Canada V6B 1N2
(Address of principal executive offices)

Issuer’s telephone number	(604) 681-3131

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

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

$903,000 as at September 15, 2009
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
9,515,000 as at September 15, 2009 Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

FORWARD-LOOKING STATEMENTS

Statements made in this annual report on Form 10-K and the exhibits attached hereto that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1993 (the “Act”) and section 21E of the Securities Exchange Act of 1934.  These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof.  We intend that such forward-looking statements by subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management’s best judgments as to what may occur in the future; however, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

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

•

our common stock.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements.  For a full description of risks and uncertainties, see the sections elsewhere in this Form 10-K entitled “Risk Factors”, “Description of Business” and “Management Discussion and Analysis”.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

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

The Super Mammoth Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha).  A detailed report used in obtaining aggregate samples has been filed and accepted by the British Columbia’s Gold Commissioner’s office in September 2007.  The claims are currently in good standing until their respective anniversary dates which are November 6, 2014 (Northern Gravel Claims) and January 19, 2015 (Super Mammoth Claim).  The acquisition cost of $25,000 was initially capitalized as a tangible asset.  During the year ended June 30, 2008, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Super Mammoth Gravel Project.

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

Subject to the results of Phase I, exploration activities that we may carry out in subsequent phases which are subject to the provisions of the Code are as follows:

•

drilling, trenching and excavating using machinery; and

•

disturbance of the ground by mechanical means (blasting).

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

Employees

General.  At present, there are no employees, other than the current officers and directors, who devote their time as required to the business operations.  We intend to hire independent geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into any negotiations or contracts with any of them other than Mr. Ostensoe and  Gary Payie who were independently employed to conduct field investigations and complete a comprehensive geological report on the Sobeski Lake Gold property and Super Mammoth Gravel Project respectively.  Mr. Ostensoe and Mr. Payie are both independent geologists and would not be considered employees of Dynamic.

Research and Development Expenditures

To date a total of $1,000 has been incurred in connection with Mr. Ostensoe’s preparation of a geological report concerning the Sobeski Lake Gold property.  The Company allowed the claims to expire on January 20, 2008.

An additional $11,500 (June 30, 2008) has been incurred in connection with the preparation and completion of the Comprehensive National Instrument 43-101 compliant report on the Super Mammoth Gravel Project.

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

Our cash reserves are not sufficient to meet our obligations for the next-twelve month’s period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding.  However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  As well, our management is prepared to provide us with short-term loans; during the twelve month period ended June 30, 2009, the Company borrowed $35,000 (June 30,  2008 - $59,200) for a total of $125,000 from an officer, director and shareholder of the Company.  This promissory note payable bears interest at 10% per annum, $17,678 (30 June 2008 - $6,511) interest has been accrued and is secured by a general assignment over all the assets of the Company and is due on demand.

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

The Independent Auditor's Report to our audited consolidated financial statements for the year ended June 30, 2009, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Risks Relating to Our Common Stock

The trading price of our common stock on the Over-The-Counter Bulletin Board will fluctuate significantly and stockholders may have difficulty reselling their shares.

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

Reports to Securities Holders

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

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

Mining Properties – General

We hold a 100% interest in and to two mineral tenures in an area known as the Super Mammoth Sand and Gravel Property, along Homfray Channel at Lloyd Point on the south coast of British Columbia.  Titles to the properties are held in trust by Mr. Farshad Shirvani under provisions of the British Columbia Mineral Act.  This property comprises five (5) claims with an approximate area of 248 hectares.  Our property interest in the claims is limited to mineral exploration and extraction rights.  We do not have any real property interest in the claims.

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

Title to the Super Mammoth Sand and Gravel Property

The Super Mammoth Sand and Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha).  A detailed report used in obtaining aggregate samples was filed and accepted by the British Columbia’s Gold commissioner’s office in September, 2007.  The claims are currently in good standing until their respective anniversary dates which are November 6, 2014 (Northern Gravel Claim) and January 19, 2015 (Super Mammoth Claim).  Our President, Mr. Tim Coupland, holds title to each property in trust on behalf of the Company under prospector license #144149, registered in the province of British Columbia.  We do not own any real property interest in the land covered by the claims.  In order to retain title the properties we are required to spend $4.40 per ha per annum in accordance with the Tenure Mineral Act (British Columbia).  There are no other conditions required.

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

In 2002, geological reporting was done by Mr. Alex Burton for title holders Mr. Alex Burton and Mr. Tim Coupland.  Mr. Alex Burton, a former employee of the original operator from the 1970’s and a registered professional engineer and geologist, visited the property in 2002 and carried out some mapping of the surficial deposit.

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

Phase 1.  Phase 1 consist of a mapping and sampling exercise by quaternary geologist, followed by a 5 kilometer seismic geophysical program towards obtaining a model of the 3 dimensional shape of the deposit. Phase 1 consists of the following three stages:

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

Phase 2.  Subject to the results of the report provided by the results obtained in Phase I, we will continue to Phase 2. Phase 2 will consists of 1200 meters of drilling, possibly with the use of a sonic drill to determine shape (volume) of the deposit and quality of the material.  Drill targets are dependent on the Phase 1 seismic survey.

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

Holders of Common Stock

As of September 15, 2009, we had 42 stockholders of record holding 9,515,000 shares of common stock.

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

INCOME STATEMENT DATA	Accumulated from 21 January 2004 (Date of Inception) to 30 June 2009	Year Ended 30 June 2009	Year Ended 30 June 2008
Revenue	$Nil	$Nil	$Nil
Operating Expenses	$(335,713)	$(99,555)	$(143,850)
Net Loss	$(335,713)	$(99,555)	$(143,850)
Net Loss Per Share	---	$(0.010)	$(0.015)
Weighted Average Number of Common Shares Outstanding (basic and diluted)	---	9,515,000	9,515,000

BALANCE SHEET DATA	As at 30 June 2009	As at 30 June 2008
Working Capital Deficiency	$(162,413)	$(126,458)
Total Assets	$9,480	$9,261
Accumulated Deficit	$(335,713)	$(236,158)
Shareholders’ Deficiency	$(162,413)	$(126,458)

Historical results of operations for Dynamic Gold Corp. may differ materially from future results.

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments are outlined below in ― ”Critical Accounting Policies”.

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

Limited Operating History; Need for Additional Capital

In the notes to the Company’s audited consolidated financial statements as of June 30, 2009, included elsewhere in this Form 10-K, the Company’s auditors included an explanatory paragraph stating that, because the Company had a working capital deficiency of $(162,413) as of June 30, 2009, and had incurred accumulated losses of $(335,713) for the period from January 21, 2004 (inception) to June 30, 2009, there was substantial doubt about its ability to continue as a going concern.

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

Results of Operations for the Year Ending June 30, 2009

We have not earned any revenues from our incorporation on January 21, 2004 to June 30, 2009.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the year ended June 30, 2009 was $99,555 compared to a net loss of $143,850 for the year ended June 30, 2008.  Contributing to the period over period differences were bank charges and interest of $12,252 (2008 - $7,662), filing and financing fees of $5,085 (2008 - $5,303),  legal and accounting fees of $17,998 (2008 - $26,136), management fees of $60,000 (2008 - $60,000) and rent of $3,600 (2008 - $3,600).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2009, we had cash on hand of $9,480 (2008 - $7,293) and liabilities of $171,893 (2008 - $135,719) consisting of accounts payable and accrued liabilities of $29,215 (2008 - $39,208) and loans from our president, Mr. Tim Coupland, for $142,678 (2008 - $96,511).

We will require additional funding in order to cover all anticipated administration costs and to proceed with the phase one and two of stage one exploration program that is estimated to cost $100,000, as well as the stage two drilling program on the property, estimated to cost $200,000.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to June 30, 2009.  At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

Financial instruments

The carrying amounts of cash and cash equivalents,  accounts payable and accrued liabilities and due to related party approximate fair value because of the short maturity of these items.  These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, not does it utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements.  As at June 30, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-Up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on January 21, 2004 to June 30, 2009.

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

Changes in accounting policies

In May 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for consolidated financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company adopted SFAS No. 163 on January 1, 2009.  The adoption of SFAS No. 163 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. The statement permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on July 1, 2008.  The adoption of SFAS No. 159 did not have a material effect on the Company’s financial condition, results of operations or cash flows as the Company did not elect this fair value option.

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB statement No. 162”.  SFAS No. 168 replaces the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles as stated with FASB Accounting Standards Codification becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods beginning after September 15, 2009.  The Company does not expect this adoption will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities.  It requires timely and useful disclosure of information related to the Company’s involvement with variable interest entities.  This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, related to the changes to the special-purpose entity proposal in FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and the treatment of specific provisions of Interpretation 46(R).  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The Company does not expect the adoption of SFAS No. 167 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement”.  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS No. 166 was established to clarify derecognition of assets under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The Company does not expect the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for consolidated financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its consolidated financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements – an amendment of Accounting Research Bulletin No. 51”.  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued Staff Position No. FAS 157-2 which proposed a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually).  On July 1, 2008, the Company elected to implement SFAS No. 157 with the one-year deferral.  Given the nature of the Company’s current financial instruments, the adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.  Beginning July 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The Company is in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on its consolidated financial statements upon full adoption in 2009.

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

ITEM 7 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

As used herein, the terms “Company,” “our,”, “we,” and “us” refer to Dynamic Gold Corp., a Nevada corporation, unless otherwise indicated.  In the opinion of management, the accompanying audited consolidated financial statements included in the Form 10-K reflect all adjustment (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period presented.  The results of operation for the years presented are not necessarily indicative of the results to be expected for the future years.

Dynamic Gold Corp.

(An Exploration Stage Company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2009

JAMES STAFFORD

James Stafford

Chartered Accountants

Suite 350 – 1111 Melville Street

Vancouver, British Columbia

Canada V6E 3V6

Telephone +1 604 669 0711

Facsimile +1 604 669 0754

* Incorporated professional, James Stafford, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dynamic Gold Corp.

(An Exploration Stage Company)

We have audited the consolidated balance sheets of Dynamic Gold Corp. (the “Company”) as at 30 June 2009 and 2008, and the related consolidated statements of operations and deficit, cash flows and changes in shareholders’ deficiency for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of 30 June 2009 and 2008 and the results of its operations and deficit, cash flows and changes in shareholders’ deficiency for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

12 August 2009

JAMES STAFFORD

James Stafford

Chartered Accountants

Suite 350 – 1111 Melville Street

Vancouver, British Columbia

Canada V6E 3V6

Telephone +1 604 669 0711

Facsimile +1 604 669 0754

* Incorporated professional, James Stafford, Inc.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation of our report dated 12 August 2009, with respect to the consolidated balance sheets of Dynamic Gold Corp. as at 30 June 2009 and 2008 and the related consolidated statements of operations and deficit, cash flows and changes in shareholders’ deficiency for the years then ended on Form 10-K dated 15 September 2009.

/s/ “James Stafford”

Vancouver, Canada	Chartered Accountants

15 September 2009

Dynamic Gold Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	As at	As at
	30 June	30 June
	2009	2008
	$	$

Assets

Current
Cash and cash equivalents	9,480	7,293
Amounts receivable	-	1,968

	9,480	9,261

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	29,215	39,208
Due to related party (Note 5)	142,678	96,511

	171,893	135,719

Shareholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
30 June 2009 – 9,515,000 common shares
30 June 2008 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	163,785	100,185
Deficit, accumulated during the exploration stage	(335,713)	(236,158)

	(162,413)	(126,458)

	9,480	9,261

Nature and Continuance of Operations (Note 1), Commitment (Note 9) and Subsequent Event (Note 11)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.

(An Exploration Stage Company)

Consolidated Statements of Operations and Deficit

(Expressed in U.S. Dollars)

	For the period
	from the date of
	inception on 21
	January 2004	For the	For the
	to 30 June	year ended	year ended
	2009	30 June	30 June
	(Unaudited)	2009	2008
	$	$	$

Expenses
Advertising and promotion	3,523	620	2,235
Bank charges and interest	20,545	12,252	7,662
Filing and financing fees	17,006	5,085	5,303
Legal and accounting (Note 7)	101,897	17,998	26,136
Management fees (Notes 7 and 10)	132,000	60,000	60,000
Mineral property exploration costs	12,816	-	12,816
Office and miscellaneous	1,519	-	1,098
Rent (Notes 7 and 10)	10,800	3,600	3,600
Write-down of mineral property acquisition costs (Note 3)	35,607	-	25,000

Net loss for the year	(335,713)	(99,555)	(143,850)

Deficit, accumulated during the exploration stage, beginning of year	-	(236,158)	(92,308)

Deficit, accumulated during the exploration stage, end of year	(335,713)	(335,713)	(236,158)

Basic and diluted loss per common share		(0.010)	(0.015)

Weighted average number of common shares outstanding		9,515,000	9,515,000

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the period
	from the date of
	inception on 21	For the	For the
	January 2004	year	year
	to 30 June	ended	ended
	2009	30 June	30 June
	(Unaudited)	2009	2008
	$	$	$

Cash flows from operating activities
Net loss for the year	(335,713)	(99,555)	(143,850)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	142,800	63,600	63,600
Accrued interest (Note 5)	17,678	11,167	6,579
Write-down of mineral property acquisition costs (Note 3)	35,607	-	25,000
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable	-	1,968	(1,968)
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	29,215	(9,993)	17,079

	(110,413)	(32,813)	(33,560)

Cash flows used in investing activity
Mineral property acquisition costs (Note 3)	(35,607)	-	(25,000)

Cash flows from financing activity
Issuance of common shares for cash	30,500	-	-
Increase in due to related party (Note 5)	125,000	35,000	59,200

	155,500	35,000	59,200

Increase in cash and cash equivalents	9,480	2,187	640

Cash and cash equivalents, beginning of year	-	7,293	6,653

Cash and cash equivalents, end of year	9,480	9,480	7,293

Supplemental Disclosures with Respect to Cash Flows (Note 10)

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.

(An Exploration Stage Company)

Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in U.S. Dollars)

				Deficit,
				accumulated
	Number		Additional	during the	Total
	of shares	Share	paid-in	exploration	shareholders’
	issued	capital	capital	stage	deficiency
		$	$	$	$

Balance at 21 January 2004 (inception)	-	-	-	-	-
Common shares issued for cash ($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash ($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash ($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the period	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004 (Unaudited)	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005 (Unaudited)	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006 (Unaudited)	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(143,850)	(143,850)

Balance at 30 June 2008	9,515,000	9,515	100,185	(236,158)	(126,458)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(99,555)	(99,555)

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2009

1.

Nature and Continuance of Operations

Dynamic Gold Corp. (the “Company”) was incorporated under the laws of the State of Nevada on 21 January 2004 and is in the exploration stage.

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company has not produced any revenues from its principal business and is an exploration stage company as defined by the Securities and Exchange Commission (“SEC”) Industry Guide 7, and follows Statement of Financial Accounting Standards (“SFAS”) No. 7, where applicable.

The Company is in the business of acquiring and exploring mineral properties.  The recoverability of the amounts expended by the Company on acquiring and exploring mineral properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to complete the acquisition and/or development of the properties and upon future profitable production.

The Company’s consolidated financial statements as at 30 June 2009 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $99,555 for the year ended 30 June 2009 (30 June 2008 – $143,850, cumulative – $335,713) and has a working capital deficit of $162,413 at 30 June 2009 (30 June 2008 – $126,458).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2010.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2009, the Company had suffered losses from exploration activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.

Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2009

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP applicable to exploration stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 30 June.

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

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2009

Financial instruments

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities and due to related party approximate fair value because of the short maturity of these items.  These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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

30 June 2009

Basic and diluted net loss per share

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements.  As at 30 June 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-Up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 30 June 2009.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2009

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

Changes in accounting policies

In May 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after 15 June 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2009

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for consolidated financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company adopted SFAS No. 163 on 1 January 2009.  The adoption of SFAS No. 163 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. The statement permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on 1 July 2008.  The adoption of SFAS No. 159 did not have a material effect on the Company’s financial condition, results of operations or cash flows as the Company did not elect this fair value option.

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB statement No. 162”.  SFAS No. 168 replaces the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles as stated with FASB Accounting Standards Codification becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods beginning after 15 September 2009.  The Company does not expect this adoption will have a material impact on the Company’s consolidated financial statements.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2009

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities.  It requires timely and useful disclosure of information related to the Company’s involvement with variable interest entities.  This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, related to the changes to the special-purpose entity proposal in FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and the treatment of specific provisions of Interpretation 46(R).  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company does not expect the adoption of SFAS No. 167 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement”.  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS No. 166 was established to clarify derecognition of assets under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company does not expect the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for consolidated financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its consolidated financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its results of operation and financial condition.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2009

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements – an amendment of Accounting Research Bulletin No. 51”.  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

3.

Unproven Mineral Property

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the year ended 30 June 2009 (30 June 2008 - $12,816).

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2009

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

The amount due to related party of $142,678 as at 30 June 2009 (30 June 2008 – $96,511) is due to an officer, director and shareholder of the Company.  The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayable on 8 January 2010.  The balance of $142,678 consists of principal and accrued interest of $125,000 and $17,678, respectively (Notes 9 and 10).

6.

Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

7.

Related Party Transactions

During the year ended 30 June 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2008 – $60,000, cumulative – $132,000) and for rent in the amount of $3,600 (30 June 2008 – $3,600, cumulative – $10,800) (Note 10).

During the year ended 30 June 2009, the Company paid or accrued $1,641 (30 June 2008 – $Nil) to the former Chief Financial Officer for accounting services.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2009

8.

Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2009.  There are no current or deferred tax expenses for the year ended 30 June 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 30 June 2009	For the year ended 30 June 2008
	$	$

Deferred tax asset attributable to:
Current operations	33,849	48,909
Contributions to capital by related parties	(21,624)	(21,624)
Less: Change in valuation allowance	(12,225)	(27,285)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 June 2009 and 30 June 2008 are as follows:

	As at 30 June 2009	As at 30 June 2008
	$	$

Net income tax operating loss carryforward	335,713	236,158

Statutory federal income tax rate	34%	34%
Contributed rent and services	-14.46%	-11.40%
Effective income tax rate	0%	0%

Deferred tax assets	65,591	53,366
Less: Valuation allowance	(65,591)	(53,366)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2009

As at 30 June 2009, the Company has an unused net operating loss carry-forward balance of approximately $192,913 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2024 and 2029.

9.

Commitment

The Company is committed to future payments under its related party loan arrangement (Notes 5 and 10).

10.

Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 21 January 2004 to 30 June 2009 (Unaudited) $	For the year ended 30 June 2009 $	For the year ended 30 June 2008 $

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the year ended 30 June 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2008 – $60,000, cumulative – $132,000) and for rent in the amount of $3,600 (30 June 2008 – $3,600, cumulative – $10,800) (Note 7).

During the year ended 30 June 2009, the Company accrued interest of $17,678 related to a loan payable to a related party (Notes 5 and 9).

11.

Subsequent Event

There are no subsequent events from the date of the year ended 30 June 2009 to the date the consolidated financial statements were available to be issued on 12 August 2009.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of June 30, 2009, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal Controls over Financial Reporting

Management's annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Under the supervision and with the participation of our management, including Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Gord Steblin, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly consolidated financial statements as of June 30, 2009 and believe they are effective.

Based upon their evaluation of our controls, Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Gord Steblin, our Chief Financial Officer, has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in internal controls

Based on the evaluation as of June 30, 2009, Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Gord Steblin, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8A(T) – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures above.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors

Name of Director	Age	Since
Tim Coupland	50	01/24/2004
Brian Game	46	01/24/2004
Robert Hall	32	04/26/2007

Executive Officers and Management

Name of Officer	Age	Office	Since
Tim Coupland	50	President, Chief Executive Officer	01/24/2004
Gord Steblin	49	Chief Financial Officer	02/09/2009
Tamiko Coupland	41	Corporate Secretary	04/26/2007

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

Gord Steblin, Chief Financial Officer

Mr. Steblin joined the Company as Chief Financial Officer for the Company on February 9, 2009.  Mr. Steblin obtained a Bachelor of Commerce degree in 1983 from the University of British Columbia and in 1985 he became a Certified General Accountant. Mr. Steblin has over 20 years of financial experience in the junior mining/exploration sector. Mr. Steblin was previously the Chief Financial Officer of CanAlaska Uranium Ltd., El Nino Ventures Inc. and Pacific North West Capital Corp.  Mr. Steblin is currently the Chief Financial Officer of Alberta Star Development Corp. and Freegold Ventures Limited.

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

Robert Hall, Director

Mr Hall was appointed as a director of the Company on April 26, 2007.  Mr. Hall has also acted as a Director and Manager of Field Operations for Alberta Star Development Corp. (TSX-V-ASX).  Mr. Hall successfully completed the management of Phases #1- #2- #3  drilling and general field operations, at Alberta Star’s  Eldorado & Contact Lake IOCG Projects from 2006 to 2009. Mr. Hall acts as a Director of Arctic Hunter Uranium Inc. which trades on the CNSX under the symbol AHU.  Mr. Hall holds a Bachelor's Degree in Education from the University of British Columbia.  Prior to joining the Company, Mr. Hall served in Senior Management with a nationally recognized restaurant chain of steak houses from 1998 -2006 and has acted as an independent business consultant.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(A) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(A) forms they file.  Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2009 all such filing requirements applicable to our officers and directors were current in their filings.

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

Our Board of Directors has determined that we have at least one financial expert, Mr. Tim Coupland. Since Mr. Tim Coupland is an officer of the Company, as well as a director, he is not considered independent.

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

ITEM 10 – EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended June 30, 2009, 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Tim Coupland President, Chief Executive Officer and Director	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-
Gord Steblin(1) Chief Financial Officer	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-
Chantal Schutz(1) Former Chief Financial Officer and Director	2009	-	-	-	-	-	-	1,641	1,641
	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-
Ann-Marie Cederholm(1) Former Chief Financial Officer and Director	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-
Tamiko Coupland Corporate Secretary	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-
Brian Game Director	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-
Robert Hall Director	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-

Note: (1) Mr. Gord Steblin was appointed to the office of CFO of Dynamic on February 9, 2009.  Ms. Chantal Schutz was appointed as a director and to the office of CFO of Dynamic on May 8, 2008 and resigned on February 9, 2009.  Ms. Ann-Marie Cederholm resigned as a director and from the office of CFO of Dynamic on May 8, 2008.

Outstanding Equity Awards

As of September 15, 2009, our directors and executive officers did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our directors did not earn any compensation during the fiscal year ended June 30, 2009.

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

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of the following parties has, during the fiscal year ended June 30, 2009, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 13 – EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title
3(i)	Articles of Incorporation*
3(ii)	Bylaws *
10.1	Mineral Property Bill of Sale*
10.2	Loan Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.3	Promissory Note dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.4	General Security Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.5	General Security Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gravel Holdings Ltd.**
10.6	Material Subsidiary Guarantee dated January 8, 2008 between Tim Coupland and Dynamic Gravel Holdings Ltd.**
10.7	Purchase and Sale Agreement dated January 8, 2008 between Dynamic Gravel Holdings Ltd. and Farshad Shirvani**
10.8	Loan Amending Agreement dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.9	Promissory Note dated May 24, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.10	Promissory Note dated August 14, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.11	Promissory Note dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.12	Trust Agreement dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.13	Loan Amending Agreement dated January 8, 2009 between Tim Coupland and Dynamic Gold Corp.
10.14	Promissory Note dated June 8, 2009 between Tim Coupland and Dynamic Gold Corp.
10.15	Loan Amending Agreement dated June 8, 2009 between Tim Coupland and Dynamic Gold Corp.
21	Subsidiaries*****
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Claims location map***
99.2	Comprehensive National Instrument 43-101 Technical Report****

*

Included in our original SB-2 Registration Statement filed on December 9, 2004.

**

Included in our 10-QSB filed on February 14, 2008.

***

Included in our SB-2 Amended Registration Statement filed on October 19, 2005.

****

Included in our 8K filed on June 6, 2008.
*****

Included in our 10-KSB filed on September 24, 2008.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

James Stafford Chartered Accountants audited our consolidated financial statements for fiscal 2008 and 2009. The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2009	2008
Audit fees*	$4,713	$4,713
Audit-related fees**	2,564	7,455
Tax fees	-	-
All other fees	-	-
Total fees paid or accrued to our principal accountants	$7,277	$12,168

*     Audit fees consist of fees related to professional services rendered in connection with the audit of our annual consolidated financial statements.

**   Audit related fees consist of fees related to professional services rendered in connection with the review of our quarterly reports on Form 10-Q or 10-QSB.

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

DYNAMIC GOLD CORP.

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

BY:	/ s / Gord Steblin
Gord Steblin, Chief Financial Officer

DATE:	September 15, 2009

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer
Date:	September 15, 2009

BY:	/ s / Gord Steblin
Gord Steblin, Chief Financial Officer

DATE:	September 15, 2009

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

Date: September 15, 2009

/ s / Tim Coupland
Tim Coupland, President and CEO

(Principal Executive Officer)

Exhibit 31.b

CERTIFICATION

I, Gord Steblin, certify that:

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

Date: September 15, 2009

/ s / Gord Steblin
Gord Steblin, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Company’s Report of Dynamic Gold Corp. (the "Company") on Form 10-K for the year ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Coupland, Principal Executive and I, Gord Steblin, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer

September 15, 2009

/ s / Gord Steblin
Gord Steblin, Principal Financial Officer

September 15, 2009