Form 10-Q
period 2009-09-30
Dynamic Gold Corp.
filed 2009-11-09
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to___________

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

Yes  X   No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer____
Non-accelerated filer ____(Do not check if a small reporting company)	Small reporting company_X____

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X   No___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2009
Common stock, $.001 par value	9,515,000

DYNAMIC GOLD CORP.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	As at 30 September 2009	As at 30 June 2009 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	3,794	9,480

	3,794	9,480

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	22,874	29,215
Due to related party (Note 5)	150,826	142,678

	173,700	171,893

Shareholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
30 September 2009 – 9,515,000 common shares
30 June 2009 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	179,685	163,785
Deficit, accumulated during the exploration stage	(359,106)	(335,713)

	(169,906)	(162,413)

	3,794	9,480

Nature and Continuance of Operations (Note 1), Commitment (Note 9) and Subsequent Event (Note 11)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Operations and Deficit

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

	For the period from the date of inception on 21 January 2004 to 30 September 2009	For the three month period ended 30 September 2009	For the three month period ended 30 September 2008
	$	$	$

Expenses
Advertising and promotion	3,523	-	-
Bank charges and interest	23,758	3,213	2,132
Filing and financing fees	20,171	3,165	2,091
Legal and accounting	102,746	849	12,732
Management fees (Notes 7 and 10)	147,000	15,000	15,000
Mineral property exploration costs	12,816	-	-
Office and miscellaneous	1,785	266	-
Rent (Notes 7 and 10)	11,700	900	900
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-

Net loss for the period	(359,106)	(23,393)	(32,855)

Deficit, accumulated during the exploration stage, beginning of period	-	(335,713)	(236,158)

Deficit, accumulated during the exploration stage, end of period	(359,106)	(359,106)	(269,013)

Basic and diluted loss per common share		(0.002)	(0.003)

Weighted average number of common shares used in per share calculations		9,515,000	9,515,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

For the period from the date of inception on 21 January 2004 to 30 September 2009		For the three month period ended 30 September 2009	For the three month period ended 30 September 2008
	$	$	$

Cash flows used in operating activities
Net loss for the period	(359,106)	(23,393)	(32,855)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	158,700	15,900	15,900
Accrued interest (Note 5)	20,826	3,148	2,062
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-
Changes in operating assets and liabilities
Increase in amounts receivable	-	-	(711)
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	22,874	(6,341)	1,111

	(121,099)	(10,686)	(14,493)

Cash flows used in investing activities
Mineral property acquisition costs (Note 3)	(35,607)	-	-

Cash flows from financing activities
Issuance of common shares for cash	30,500	-	-
Increase in due to related party (Note 5)	130,000	5,000	25,000

	160,500	5,000	25,000

Increase (decrease) in cash and cash equivalents	3,794	(5,686)	10,507

Cash and cash equivalents, beginning of period	-	9,480	7,293

Cash and cash equivalents, end of period	3,794	3,794	17,800

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares	Share	paid-in	exploration	shareholders’
	issued	capital	capital	stage	deficiency
		$	$	$	$

Balance at 21 January 2004 (inception)	-	-	-	-	-
Common shares issued for cash ($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash ($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash ($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the period	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(143,850)	(143,850)

Balance at 30 June 2008	9,515,000	9,515	100,185	(236,158)	(126,458)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(99,555)	(99,555)

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	15,900	-	15,900
Net loss for the period	-	-	-	(23,393)	(23,393)

Balance at 30 September 2009	9,515,000	9,515	179,685	(359,106)	(169,906)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

30 September 2009

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

The Company’s interim consolidated financial statements as at 30 September 2009 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $23,393 for the three month period ended 30 September 2009 (30 September 2008 – $32,855, cumulative – $359,106) and has a working capital deficit of $169,906 at 30 September 2009 (30 June 2009 – $162,413).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2010.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures.  These interm consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 September 2009, the Company had suffered losses from exploration activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.

Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

30 September 2009

Basis of presentation

The interim consolidated financial statements of the Company have been prepared in accordance with GAAP applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is 30 June.

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

30 September 2009

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

Derivative financial instruments

The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

30 September 2009

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements.  As at 30 September 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-Up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 30 September 2009.

Use of estimates

The preparation of interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

30 September 2009

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Changes in accounting policies

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for consolidated financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS No. 161 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

30 September 2009

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its consolidated financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 141(R) did not have a material impact on the Company’s results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements – an amendment of Accounting Research Bulletin No. 51”.  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued Staff Position No. FAS 157-2 which proposed a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually).  On 1 July 2008, the Company elected to implement SFAS No. 157 with the one-year deferral.  Given the nature of the Company’s current financial instruments, the adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.  The Company adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis beginning 1 July 2009.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB statement No. 162”.  SFAS No. 168 replaces the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles as stated with FASB Accounting Standards Codification becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods beginning after 15 September 2009.  The Company does not expect this adoption will have a material impact on the Company’s interim consolidated financial statements.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

30 September 2009

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities.  It requires timely and useful disclosure of information related to the Company’s involvement with variable interest entities.  This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, related to the changes to the special-purpose entity proposal in FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and the treatment of specific provisions of Interpretation 46(R).  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company does not expect the adoption of SFAS No. 167 will have a material impact on its interim consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement”.  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS No. 166 was established to clarify derecognition of assets under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company does not expect the adoption of SFAS No. 166 will have a material impact on its interim consolidated financial statements.

3.

Unproven Mineral Properties

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the three month period ended 30 September 2009 (30 September 2008 - $Nil).

4.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

30 September 2009

5.

Due to Related Party

On 8 January 2009, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Loan Amending Agreement”).  The Loan Amending Agreement extended the repayment date on the amount due from 8 January 2009 to 8 January 2010.

The amount due to related party of $150,826 as at 30 September 2009 (30 June 2009 – $142,678) is due to an officer, director and shareholder of the Company.  The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayable on 8 January 2010.  The balance of $150,826 consists of principal and accrued interest of $130,000 and $20,826, respectively (Notes 9 and 10).

6.

Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

7.

Related Party Transactions

During the three month period ended 30 September 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (30 September 2008 – $15,000, cumulative – $147,000) and for rent in the amount of $900 (30 September 2008 – $900, cumulative – $11,700) (Note 10).

8.

Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2009.  There are no current or deferred tax expenses for the three month period ended 30 September 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

30 September 2009

The provision for refundable federal income tax consists of the following:

	For the three month period ended 30 September 2009	For the three month period ended 30 September 2008
	$	$

Net loss before income taxes	(23,393)	(32,855)

Income tax (recovery) at statutory rate	3,509	11,171
Contributions to capital by related parties	(2,385)	(5,406)
Less: Change in future income tax asset net of valuation allowance	(1,124)	(5,765)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 September 2009 and 30 June 2009 are as follows:

	As at 30 September 2009	As at 30 June 2009 (Audited)
	$	$

Net income tax operating loss carryforward	359,106	335,713

Statutory federal income tax rate	34%	34%
Contributed rent and services	-15.03%	-14.46%
Effective income tax rate	0%	0%

Future tax assets (liabilities)	68,138	65,591
Less: Valuation allowance	(68,138)	(65,591)

Actual income taxes	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2009, the Company has an unused net operating loss carry-forward balance of approximately $200,406 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2024 and 2030.

9.

Commitment

The Company is committed to future payments under its related party loan arrangement (Notes 5 and 10).

Dynamic Gold Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

30 September 2009

10.

Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 21 January 2004 to 30 September 2009 $	For the three month period ended 30 September 2009 $	For the three month period ended 30 September 2008 $

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the three month period ended 30 September 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (30 September 2008 – $15,000, cumulative – $147,000) and for rent in the amount of $900 (30 September 2008 – $900, cumulative – $11,700) (Note 7).

During the three month period ended 30 September 2009, the Company accrued interest of $3,148 related to a loan payable to a related party (Notes 5 and 9).

11.

Subsequent Event

There are no subsequent events from the date of the three month period ended 30 September 2009 to the date the interim consolidated financial statements were available to be issued on 9 November 2009.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Dynamic Gold”, “Company”, “we”, “our”, and “us” refer to Dynamic Gold Corp. and its subsidiary, as a consolidated entity, unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in our Annual Report on Form 10-K  for the year ended June 30, 2009 including the following:

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

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding.  However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  As well, our management is prepared to provide us with short-term loans; during the three month period ended September 30, 2009, the company borrowed $5,000 (30 June 2009 - $35,000) from an officer, director and shareholder of the Company.  This promissory note payable bears interest at 10% per annum, $20,826 (30 June 2009 - $17,678) interest has been accrued and is secured by a general assignment over all the assets of the Company and is due and repayable January 8, 2010.

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

Results of Operations for Three Month Period Ending September 30, 2009

We have not earned any revenues from our incorporation on January 21, 2004 to September 30, 2009.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the three month period ended September 30, 2009 was $23,393 compared to a net loss of $32,855 for the three month period ended September 30, 2008.  The decrease in net loss for the three month period ended September 30, 2009 is mainly attributed to legal and accounting fees.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the three month periods ended 30 September 2009 and 30 September 2008.  The Company did not conduct exploration activities during these periods.

Bank charges and interest have increased $1,081 to $3,213 for the three month period ended September 30, 2009 from $2,132 for the three month period ended September 30, 2008.  The increase in bank charges and interest period over period is due mainly to the interest incurred on the loan of $130,000 from our President, Mr. Tim Coupland.

Legal and accounting fees decreased $11,883 to $849 for the three month period ended September 30, 2009 from $12,732 for the three month period ended September 30, 2008.  The decrease in legal and accounting fees period over period is due mainly to reduced professional fees incurred to prepare and file our regulatory quarterly and annual filings with the United States Securities and Exchange Commission.

During the three month period ended September 30, 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (2008 - $15,000) and for rent in the amount of $900 (2008 - $900).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At September 30, 2009, we had cash on hand of $3,794 and liabilities of $173,700 consisting of accounts payable and accrued liabilities of $22,874 and cash advances from our president, Tim Coupland, for $150,826.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to September 30, 2009.  At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

An additional $Nil (2009 - $Nil, 30 June 2008 - $11,500) has been incurred in connection with the preparation and completion of the Comprehensive National Instrument 43-101 compliant report on the Super Mammoth Gravel Project.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that would require disclosure.

Subsequent Events

There were no events subsequent to September 30, 2009.

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

As of September 30, 2009 we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of September 30, 2009, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Gord Steblin, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2009 and believe they are effective.

Based upon their evaluation of our controls, Tim Coupland, our President and Chief Executive Officer, and Gord Steblin, our Chief Financial Officer, has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

Based on the evaluation as of September 30, 2009, Tim Coupland, our President and Chief Executive Officer, and Gord Steblin, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.
November 9, 2009	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer
November 9, 2009	BY:	/ s / Gord Steblin
Date		Gord Steblin, Chief Financial Officer

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

Date: November 9, 2009

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

Date: November 9, 2009

/ s / Gord Steblin
Gord Steblin, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended September 30, 2009, each of Tim Coupland, the Chief Executive Officer, and Gord Steblin, the Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief:  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer

November 9, 2009

/ s / Gord Steblin
Gord Steblin, Principal Financial Officer

November 9, 2009