Form 10-Q
period 2009-12-31
Dynamic Gold Corp.
filed 2010-02-09
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 000-52417

DYNAMIC GOLD CORP.
(Exact name of registrant as specified in its charter)

NEVADA	________
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

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

Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 9, 2010
Common stock, $.001 par value	9,515,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 31 December 2009 $	As at 30 June 2009 (Audited) $

Assets

Current
Cash and cash equivalents	2,751	9,480

	2,751	9,480

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	18,335	29,215
Due to related party (Note 5)	159,080	142,678

	177,415	171,893

Shareholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
31 December 2009 – 9,515,000 common shares
30 June 2009 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	195,585	163,785
Deficit, accumulated during the exploration stage	(379,764)	(335,713)

	(174,664)	(162,413)

	2,751	9,480

Nature and Continuance of Operations (Note 1), Commitment (Note 9) and Subsequent Event (Note 11)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 21 January 2004 to 31 December 2009	For the three month period ended 31 December 2009	For the three month period ended 31 December 2008	For the six month period ended 31 December 2009	For the six month period ended 31 December 2008
	$	$	$	$	$

Expenses
Advertising and promotion	3,523	-	-	-	-
Bank charges and interest	27,111	3,353	4,143	6,566	6,275
Filing and financing fees	20,590	420	1,341	3,585	3,432
Legal and accounting	103,732	985	-	1,834	12,732
Management fees (Notes 7 and 10)	162,000	15,000	15,000	30,000	30,000
Mineral property exploration costs	12,816	-	-	-	-
Office and miscellaneous	1,785	-	4,216	266	4,216
Rent (Notes 7 and 10)	12,600	900	900	1,800	1,800
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-	-

Net loss for the period	(379,764)	(20,658)	(25,600)	(44,051)	(58,455)

Deficit, accumulated during the exploration stage, beginning of period	-	(359,106)	(269,013)	(335,713)	(236,158)

Deficit, accumulated during the exploration stage, end of period	(379,764)	(379,764)	(294,613)	(379,764)	(294,613)

Basic and diluted loss per common share		(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of common shares outstanding		9,515,000	9,515,000	9,515,000	9,515,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 21 January 2004 to 31 December 2009	For the three month period ended 31 December 2009	For the three month period ended 31 December 2008	For the six month period ended 31 December 2009	For the six month period ended 31 December 2008
	$	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(379,764)	(20,658)	(25,600)	(44,051)	(58,455)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	174,600	15,900	15,900	31,800	31,800
Accrued interest (Note 5)	24,080	3,254	3,292	6,402	5,354
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-	-
Changes in operating assets and liabilities
Increase in amounts receivable	-	-	(298)	-	(1,009)
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	18,335	(4,539)	4,225	(10,880)	5,336

	(127,142)	(6,043)	(2,481)	(16,729)	(16,974)

Cash flows used in investing activity
Mineral property acquisition costs (Note 3)	(35,607)	-	-	-	-

Cash flows from financing activity
Issuance of common shares for cash	30,500	-	-	-	-
Increase in due to related party (Note 5)	135,000	5,000	-	10,000	25,000

	165,500	5,000	-	10,000	25,000

Increase (decrease) in cash and cash equivalents	2,751	(1,043)	(2,481)	(6,729)	8,026

Cash and cash equivalents, beginning of period	-	3,794	17,800	9,480	7,293

Cash and cash equivalents, end of period	2,751	2,751	15,319	2,751	15,319

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Shareholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	Number of shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the exploration stage	Total shareholders’ deficiency
		$	$	$	$

Balance at 21 January 2004 (inception)	-	-	-	-	-
Common shares issued for cash ($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash ($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash ($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the period	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(143,850)	(143,850)

Balance at 30 June 2008	9,515,000	9,515	100,185	(236,158)	(126,458)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(99,555)	(99,555)

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	31,800	-	31,800
Net loss for the period	-	-	-	(44,051)	(44,051)

Balance at 31 December 2009	9,515,000	9,515	195,585	(379,764)	(174,664)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2009

1.	Nature and Continuance of Operations

Dynamic Gold Corp. (the “Company”) was incorporated under the laws of the State of Nevada on 21 January 2004 and is in the exploration stage.

These interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is devoting all of its present efforts in establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company is in the business of acquiring and exploring mineral properties. The recoverability of the amounts expended by the Company on acquiring and exploring mineral properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to complete the acquisition and/or development of the properties and upon future profitable production.

The Company’s interim consolidated financial statements as at 31 December 2009 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $44,051 for the six month period ended 31 December 2009 (31 December 2008 – $58,455, cumulative – $379,764) and has a working capital deficit of $174,664 at 31 December 2009 (30 June 2009 – $162,413).

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

At 31 December 2009, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2009

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
31 December 2009

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

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these interim consolidated financial instruments.

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2009

Basic and diluted loss per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at 31 December 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim consolidated financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 31 December 2009.

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2009

Foreign currency translation

In August 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. The guidance provided in this update is effective 1 October 2009. The adoption of this guidance did not have a material impact on the Company’s interim consolidated financial statements.

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

Changes in accounting policies

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. The guidance provided in this update is effective 1 October 2009. The adoption of this guidance did not have a material impact on the Company’s interim consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”. The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2009

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The new guidance was effective on a prospective basis for interim or annual reporting periods ending after 15 June 2009. The adoption of this guidance did not have a material impact on the Company’s interim consolidated financial statements.

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash. The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options” requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The new guidance was to be applied retrospectively to all periods presented upon those fiscal years. The adoption of this guidance did not have a material impact on the Company’s interim consolidated financial statements.

In April 2008, the FASB issued new guidance for determining the useful life of an intangible assets, the new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”. In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives. The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008. The adoption of this guidance did not have a material impact on the Company’s interim consolidated financial statements.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities” requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The new guidance was effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged. The adoption of this guidance did not have a significant impact on the Company’s interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2009

In December 2007, the FASB issued revised guidance for accounting for business combinations. The revised guidance, which is now part of ASC 805, “Business Combination” requires the fair value measurement of assts acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the statement of income separately from the business combination. The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008. The adoption of this guidance did not have a material impact on the Company’s interim consolidated financial statements.

Recent accounting pronouncements

From June 2009 to October 2009, the FASB issued various other updates, ASU No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities. These updates have no current applicability to the Company or their effect on the interim consolidated financial statements would not have been significant.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. SFAS No. 167 is effective June 2010. The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its interim financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”. SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. This statement is effective 1 June 2010. The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2009

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the six month period ended 31 December 2009 (31 December 2008 - $Nil).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Due to Related Party

On 8 January 2010, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Loan Amending Agreement”). The Loan Amending Agreement extended the repayment date on the amount due from 8 January 2010 to 8 January 2011 (Note 11).

The amount due to related party of $159,080 as at 31 December 2009 (30 June 2009 – $142,678) is due to an officer, director and shareholder of the Company. The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayable on 8 January 2011. The balance of $159,080 consists of principal and accrued interest of $135,000 and $24,080, respectively (Notes 9 and 10).

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2009

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

7.	Related Party Transactions

During the six month period ended 31 December 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (31 December 2008 – $30,000, cumulative – $162,000) and for rent in the amount of $1,800 (31 December 2008 – $1,800, cumulative –$12,600) (Note 10).

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2009. There are no current or deferred tax expenses for the six month period ended 31 December 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 31 December 2009	For the six month period ended 31 December 2008
	$	$

Net loss before income taxes	(44,051)	(58,455)

Income tax (recovery) at statutory rate	14,977	19,874
Contributions to capital by related parties	(10,812)	(10,812)
Less: Change in future income tax asset net of valuation allowance	(4,165)	(9,062)

Net refundable amount	-	-

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2009

The composition of the Company’s deferred tax assets as at 31 December 2009 and 30 June 2009 are as follows:

	As at 31 December 2009	As at 30 June 2009 (Audited)
	$	$

Net income tax operating loss carryforward	379,764	335,713

Statutory federal income tax rate	34%	34%
Contributed rent and services	-15.63%	-14.46%
Effective income tax rate	0%	0%

Future tax assets (liabilities)	69,756	65,591
Less: Valuation allowance	(69,756)	(65,591)

Actual income taxes	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2009, the Company has an unused net operating loss carry-forward balance of approximately $205,164 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2030.

9.	Commitment

The Company is committed to future payments under its related party loan arrangement (Notes 5, 10 and 11).

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 21 January 2004 to 31 December 2009	For the three month period ended 31 December 2009	For the three month period ended 31 December 2008	For the six month period ended 31 December 2009	For the six month period ended 31 December 2008
	$	$	$	$	$

Cash paid during the period for interest	-	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2009

During the six month period ended 31 December 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (31 December 2008 – $30,000, cumulative – $162,000) and for rent in the amount of $1,800 (31 December 2008 – $1,800, cumulative –$12,600) (Note 7).

During the six month period ended 31 December 2009, the Company accrued interest of $6,402 related to a loan payable to a related party (Notes 5, 9 and 11).

11.	Subsequent Event

The following subsequent event occurred from the date of the period ended 31 December 2009 to the date the interim consolidated financial statements were available to be issued on 2 February 2010:

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

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans; during the six month period ended December 31, 2009, the company borrowed $10,000 (30 June 2009 - $35,000) from an officer, director and shareholder of the Company. This promissory note payable bears interest at 10% per annum, $24,080 (30 June 2009 - $17,678) interest has been accrued and is secured by a general assignment over all the assets of the Company and is due and repayable January 8, 2011.

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

Results of Operations for Six Month Period Ending December 31, 2009

We have not earned any revenues from our incorporation on January 21, 2004 to December 31, 2009. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the six month period ended December 31, 2009 was $44,051 compared to a net loss of $58,455 for the six month period ended December 31, 2008. The decrease in net loss for the six month period ended December 31, 2009 is mainly attributed to legal and accounting fees.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the six month periods ended 31 December 2009 and 31 December 2008. The Company did not conduct exploration activities during these periods.

Bank charges and interest have increased by $291 to $6,566 for the six month period ended December 31, 2009 from $6,275 for the six month period ended December 31, 2008. The increase in bank charges and interest period over period is due mainly to the interest incurred on the loan of $135,000 from our President, Mr. Tim Coupland.

Legal and accounting fees decreased by $10,898 to $1,834 for the six month period ended December 31, 2009 from $12,732 for the six month period ended December 31, 2008. The decrease in legal and accounting fees period over period is due mainly to reduced professional fees incurred to prepare and file our regulatory quarterly and annual filings with the United States Securities and Exchange Commission.

During the six month period ended December 31, 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (2008 - $30,000) and for rent in the amount of $1,800 (2008 - $1,800).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At December 31, 2009, we had cash on hand of $2,751 and liabilities of $177,415 consisting of accounts payable and accrued liabilities of $18,335 and cash advances from our president, Tim Coupland, for $159,080.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to December 31, 2009. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

Subsequent Events

On 8 January 2010, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Loan Amending Agreement”). The Loan Amending Agreement extended the repayment date on the amount due from 8 January 2010 to 8 January 2011.

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

As of December 31, 2009 we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of December 31, 2009, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Gord Steblin, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of December 31, 2009 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of December 31, 2009, Tim Coupland, our President and Chief Executive Officer, and Gord Steblin, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title

3 (i)	Articles of Incorporation*
3 (ii)	Bylaws *
21	Subsidiaries
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Claims location map**

*	Included in our original SB-2 Registration Statement filed on December 9, 2004.
**	Included in our SB-2 Amended Registration Statement filed on October 19, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMIC GOLD CORP.

February 9, 2010	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

February 9, 2010	BY:	/ s / Gord Steblin
Date		Gord Steblin, Chief Financial Officer

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

Date: February 9, 2010

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

Date: February 9, 2010

/ s / Gord Steblin
Gord Steblin, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended December 31, 2009, each of Tim Coupland, the Chief Executive Officer, and Gord Steblin, the Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
February 9, 2010

/ s / Gord Steblin
Gord Steblin, Principal Financial Officer
February 9, 2010