Form 10-Q
period 2010-03-31
Dynamic Gold Corp.
filed 2010-05-04
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2010
Common stock, $.001 par value	9,515,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 31 March 2010	As at 30 June 2009 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	1,349	9,480

	1,349	9,480

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	21,506	29,215
Due to related party (Note 5)	162,455	142,678

	183,961	171,893

Shareholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
31 March 2010 – 9,515,000 common shares
30 June 2009 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	211,485	163,785
Deficit, accumulated during the exploration stage	(403,612)	(335,713)

	(182,612)	(162,413)

	1,349	9,480

Nature and Continuance of Operations (Note 1), Commitment (Note 9) and Subsequent Event (Note 11)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the
	period from	For the	For the	For the	For the
	the date of	three	three	nine	nine
	inception on	month	month	month	month
	21 January	period	period	period	period
	2004 to 31	ended 31	ended 31	ended 31	ended 31
	March	March	March	March	March
	2010	2010	2009	2010	2009
	$	$	$	$	$

Expenses
Advertising and promotion	3,523	-	539	-	539
Bank charges and interest	30,763	3,652	2,914	10,218	9,189
Filing and financing fees	22,862	2,271	740	5,856	4,172
Legal and accounting	105,756	2,025	6,610	3,859	19,342
Management fees (Notes 7 and 10)	177,000	15,000	15,000	45,000	45,000
Mineral property exploration costs	12,816	-	-	-	-
Office and miscellaneous	1,785	-	(178)	266	4,038
Rent (Notes 7 and 10)	13,500	900	900	2,700	2,700
Write-down of mineral property
acquisition costs (Note 3)	35,607	-	-	-	-

Net loss for the period	(403,612)	(23,848)	(26,525)	(67,899)	(84,980)

Deficit, accumulated during the exploration stage, beginning of period	-	(379,764)	(294,613)	(335,713)	(236,158)

Deficit, accumulated during the exploration stage, end of period	(403,612)	(403,612)	(321,138)	(403,612)	(321,138)

Basic and diluted loss per common share		(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common shares outstanding		9,515,000	9,515,000	9,515,000	9,515,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the
	period from	For the	For the	For the	For the
	the date of	three	three	nine	nine
	inception on	month	month	month	month
	21 January	period	period	period	period
	2004 to 31	ended 31	ended 31	ended 31	ended 31
	March	March	March	March	March
	2010	2010	2009	2010	2009
	$	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(403,612)	(23,848)	(26,525)	(67,899)	(84,980)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	190,500	15,900	15,900	47,700	47,700
Accrued interest (Note 5)	27,455	3,375	2,875	9,777	8,229
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-	-
Changes in operating assets and liabilities
Increase in amounts receivable	-	-	(381)	-	(1,390)
Increase (decrease) in accounts payable and accrued liabilities	21,506	3,171	(2,299)	(7,709)	3,037

	(128,544)	(1,402)	(10,430)	(18,131)	(27,404)

Cash flows used in investing activity
Mineral property acquisition costs (Note 3)	(35,607)	-	-	-	-

Cash flows from financing activity
Issuance of common shares for cash	30,500	-	-	-	-
Increase in due to related party (Note 5)	135,000	-	-	10,000	25,000

	165,500	-	-	10,000	25,000

Increase (decrease) in cash and cash equivalents	1,349	(1,402)	(10,430)	(8,131)	(2,404)

Cash and cash equivalents, beginning of period	-	2,751	15,319	9,480	7,293

Cash and cash equivalents, end of period	1,349	1,349	4,889	1,349	4,889

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Shareholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares	Capital	paid-in	exploration	shareholders’
	issued	stock	capital	stage	deficiency
		$	$	$	$

Balance at 21 January 2004 (inception)	-	-	-	-	-
Common shares issued for cash ($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash ($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash ($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the period	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(143,850)	(143,850)

Balance at 30 June 2008	9,515,000	9,515	100,185	(236,158)	(126,458)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(99,555)	(99,555)

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	47,700	-	47,700
Net loss for the period	-	-	-	(67,899)	(67,899)

Balance at 31 March 2010	9,515,000	9,515	211,485	(403,612)	(182,612)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

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

The Company’s interim consolidated financial statements as at 31 March 2010 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $67,899 for the nine month period ended 31 March 2010 (31 March 2009 – $84,980, cumulative – $403,612) and has a working capital deficit of $182,612 at 31 March 2010 (30 June 2009 – $162,413).

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

At 31 March 2010, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

Financial instruments

The carrying amounts of cash and cash equivalents, accounts payable and due to related party approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

Basic and diluted loss per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. sASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at 31 March 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 31 March 2010.

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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
31 March 2010

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
31 March 2010

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. SFAS No. 167 is effective 1 July 2010. The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its interim consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement No.140”. SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. This statement is effective 1 July 2010. The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its interim consolidated financial statements.

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the nine month period ended 31 March 2010 (31 March 2009 - $Nil).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

5.	Due to Related Party

On 8 January 2010, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Loan Amending Agreement”). The Loan Amending Agreement extended the repayment date on the amount due from 8 January 2010 to 8 January 2011.

The amount due to related party of $162,455 as at 31 March 2010 (30 June 2009 – $142,678) is due to an officer, director and shareholder of the Company. The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayable on 8 January 2011. The balance of $162,455 consists of principal and accrued interest of $135,000 and $27,455, respectively (Notes 9 and 10).

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

7.	Related Party Transactions

During the nine month period ended 31 March 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (31 March 2009 – $45,000, cumulative – $177,000) and for rent in the amount of $2,700 (31 March 2009 – $2,700, cumulative – $13,500) (Note 10).

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2010. There are no current or deferred tax expenses for the nine month period ended 31 March 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

The provision for refundable federal income tax consists of the following:

	For the	For the
	nine month period	nine month period
	ended	ended
	31 March	31 March
	2010	2009
	$	$

Net loss before income taxes	(67,899)	(84,980)

Income tax (recovery) at statutory rate	23,085	28,893
Contributions to capital by related parties	(16,218)	(16,218)
Less: Change in valuation allowance	(6,867)	(12,675)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 March 2010 and 30 June 2009 are as follows:

		As at 30 June
	As at 31	2009
	March 2010	(Audited)
	$	$

Net income tax operating loss carryforward	403,612	335,713

Statutory federal income tax rate	34%	34%
Contributed rent and services	-16.05%	-14.46%
Effective income tax rate	0%	0%

Future tax assets (liabilities)	72,458	65,591
Less: Valuation allowance	(72,458)	(65,591)

Actual income taxes	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2010, the Company has an unused net operating loss carry-forward balance of approximately $213,112 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2030.

9.	Commitment

The Company is committed to future payments under its related party loan arrangement (Notes 5 and 10).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period	For the	For the	For the nine	For the nine
	from the date of	three month	three month	month	month
	inception on 21	Period	period	period	period
	January 2004	ended	ended	ended	ended
	to 31 March	31 March	31 March	31 March	31 March
	2010	2010	2009	2010	2009
	$	$	$	$	$

Cash paid during the period for interest	-	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-

During the nine month period ended 31 March 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (31 March 2009 – $45,000, cumulative – $177,000) and for rent in the amount of $2,700 (31 March 2009 – $2,700, cumulative – $13,500) (Note 7).

During the nine month period ended 31 March 2010, the Company accrued interest of $9,777 related to a loan payable to a related party (Notes 5 and 9).

11.	Subsequent Event

There was no subsequent event that occurred from the date of the nine month period ended 31 March 2010 to the date the interim consolidated financial statements were available to be issued on 4 May 2010.

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

Plan of Operations

Our plan of operations for the twelve months following the date of this report is to review the current market conditions and determine the Super Mammoth Gravel Project additional targets for future mineral exploration and development. Our 43-101 Report, which was finalized June 5, 2008, recommended a two-phase program. Phase One of the two-phase program outlines a three stage program which covers a period of one month and will cost approximately $100,000. The three stage program includes detailed mapping and sampling, clearing of the old road and north-south line cutting, which will facilitate further geological work and provide the requirements of a proposed seismic survey. The seismic survey would be carried out as stage three of the first phase of the exploration program recommended in the report. The stage three seismic survey of up to 5km total length will assist in order to establishing a three dimensional modeling and shape of the deposit. Once complete, and subject to the results of the report obtained in Phase 1, the Company will continue to Phase 2. Phase 2 is expected to take one month to complete and cost up to $200,000. Phase 2 will consist of 1,200 meters of drilling to determine shape (volume) of the deposit and the quality of the aggregate material.

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

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans; during the nine month period ended March 31, 2010, the company borrowed $10,000 (30 June 2009 - $35,000) from an officer, director and shareholder of the Company. This promissory note payable bears interest at 10% per annum, $27,455 (30 June 2009 - $17,678) interest has been accrued and is secured by a general assignment over all the assets of the Company and is due and repayable January 8, 2011.

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

Results of Operations for Nine Month Period Ending March 31, 2010

We have not earned any revenues from our incorporation on January 21, 2004 to March 31, 2010. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the nine month period ended March 31, 2010 was $67,899 compared to a net loss of $84,980 for the nine month period ended March 31, 2009. The decrease in net loss for the nine month period ended March 31, 2010 is mainly attributed to legal and accounting fees.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the nine month periods ended 31 March 2010 and 31 March 2009. The Company did not conduct exploration activities during these periods.

Bank charges and interest have increased by $1,029 to $10,218 for the nine month period ended March 31, 2010 from $9,189 for the nine month period ended March 31, 2009. The increase in bank charges and interest period over period is due mainly to the interest incurred on the loan of $135,000 from our President, Mr. Tim Coupland.

Legal and accounting fees decreased by $15,483 to $3,859 for the nine month period ended March 31, 2010 from $19,342 for the nine month period ended March 31, 2009. The decrease in legal and accounting fees period over period is due mainly to reduced professional fees incurred to prepare and file our regulatory quarterly and annual filings with the United States Securities and Exchange Commission.

During the nine month period ended March 31, 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (2009 - $45,000) and for rent in the amount of $2,700 (2009 - $2,700).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At March 31, 2010, we had cash on hand of $1,349 and liabilities of $183,961 consisting of accounts payable and accrued liabilities of $21,506 and cash advances from our president, Tim Coupland, for $162,455.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to March 31, 2010. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

Subsequent Events

There were no subsequent events that occurred from the date of the period ended March 31, 2010 to the date the interim consolidated financial statements were available to be issued on May 4, 2010.

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

As of March 31, 2010 we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of March 31, 2010, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Gord Steblin, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2010 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of March 31, 2010, Tim Coupland, our President and Chief Executive Officer, and Gord Steblin, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title

3(i)	Articles of Incorporation*
3	Bylaws *
21	Subsidiaries
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Claims location map**

*	Included in our original SB-2 Registration Statement filed on December 9, 2004.
**	Included in our SB-2 Amended Registration Statement filed on October 19, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMIC GOLD CORP.

May 4, 2010	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

May 4, 2010	BY:	/ s / Gord Steblin
Date		Gord Steblin, Chief Financial Officer

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

Date: May 4, 2010

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

Date: May 4, 2010

/ s / Gord Steblin
Gord Steblin, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended March 31, 2010, each of Tim Coupland, the Chief Executive Officer, and Gord Steblin, the Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
May 4, 2010

/ s / Gord Steblin
Gord Steblin, Principal Financial Officer
May 4, 2010