Form 10-K
period 2010-06-30
Dynamic Gold Corp.
filed 2010-09-16
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2010.

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

Yes [ X ] No [   ]

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

$9,515 as at September 15, 2010

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

9,515,000 as at September 15, 2010

Transitional Small Business Disclosure Format (Check One): Yes [ X ] No [   ]

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

Management’s plan of operation is to review the current market conditions and determine whether the Super Mammoth Gravel Project contains targets for future mineral exploration and development. The recoverability of amounts from the property will be dependent upon discovering economically recoverable reserves with specifications which are suitable for commercial products as defined by ASTM and CSA. Considerable further investigation will be required to establish the size of the deposit towards understanding its economic viability, the environmental concerns of the area and the social impact on various stakeholders.

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

  locating claims;

  posting claims;

  working claims; and

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

  prospecting using hand-held tools;

  geological and geochemical surveying;

  airborne geophysical surveying;

  hand-trenching without the use of explosives; and

  the establishment of gridlines that do not require the felling of trees.

Subject to the results of Phase I, exploration activities that we may carry out in subsequent phases which are subject to the provisions of the Code are as follows:

  drilling, trenching and excavating using machinery; and

  disturbance of the ground by mechanical means (blasting).

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

Employees

General. At present, there are no employees, other than the current officers and directors, who devote their time as required to the business operations. We intend to hire independent geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into any negotiations or contracts with any of them other than Mr. Eric Ostensoe and Mr. Gary Payie who were independently employed to conduct field investigations and complete a comprehensive geological report on the Sobeski Lake Gold property and Super Mammoth Gravel Project respectively. Mr. Ostensoe and Mr. Payie are both independent geologists and would not be considered employees of Dynamic.

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

Our cash reserves are not sufficient to meet our obligations for the next-twelve month’s period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans; during the twelve month period ended June 30, 2010, the Company borrowed $15,000 (June 30, 2009 - $35,000) for a total of $140,000 from an officer, director and shareholder of the Company. This promissory note payable bears interest at 10% per annum, $30,848 (June 2009 - $17,678) interest has been accrued and is secured by a general assignment over all the assets of the Company and is due on January 8, 2011.

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

The Report of Independent Registered Public Accounting Firm to our audited consolidated financial statements for the year ended June 30, 2010, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Title to the Super Mammoth Sand and Gravel Property

The Super Mammoth Sand and Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha). A detailed report used in obtaining aggregate samples was filed and accepted by the British Columbia’s Gold commissioner’s office in September, 2007. The claims are currently in good standing until their respective anniversary dates which are November 6, 2014 (Northern Gravel Claim) and January 19, 2015 (Super Mammoth Claim). Our President, Mr. Tim Coupland, holds title to each property in trust on behalf of the Company under prospector license #144149, registered in the province of British Columbia. We do not own any real property interest in the land covered by the claims. In order to retain title the properties we are required to spend $4.40 per ha per annum in accordance with the Mineral Tenure Act (British Columbia). There are no other conditions required.

A summary of the two tenures can be found below:

Name	Tenure Number	Area (ha)	Date of Expiry

NORTHERN GRAVEL	544952	124.118	November 6, 2014
SUPER MAMMOTH 5	549843	124.118	January 19, 2015

Location and Means of Access to the Property

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

Mineralization

Burton (2002) is the main historical source of the Super Mammoth sand and gravel deposit description. The deposit is a raised or perched delta-type sand and gravel deposit. It forms low bench-like accumulations of glaciofluvial deposits near and upstream from the mouth of Lloyd Creek in Homfray Channel and is reported to continue upstream for over 1.6 kilometers, as indicated by exposures along the creek and the old logging road. Perched delta landforms occur intermittently to the east up to 365 meter elevation where they are replaced by glacialfluvial morainal outwash material. Most of the exposures of the main gravels are reported to be part of the deltaic topset beds and in one exposure is seen to have a minimum of 30 meters thickness. The beds exposed are mainly flat lying and composed of gravels with the maximum size boulders up to 60 centimeters in diameter, but these were uncommon. Geological composition was of mixed rock types that were dominated by granites, grandodiorite and diorite with lesser volcanic rocks. Particle shares were characterized as subround or aubangular. Shrimer reports that the “course aggregate would be equivalent in physical quality to typical commercial supplies of aggregate in use in many areas of British Columbia and Washington.”

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

Holders of Common Stock

As of September 15, 2010, we had 42 stockholders of record holding 9,515,000 shares of common stock.

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

INCOME STATEMENT DATA	Accumulated from 21 January 2004 (Date of Inception) to 30 June 2010	Year Ended 30 June 2010	Year Ended 30 June 2009
Revenue	$Nil	$Nil	$Nil
Operating Expenses	$(427,896)	$(92,183)	$(99,555)
Net Loss	$(427,896)	$(92,183)	$(99,555)
Net Loss Per Share	---	$(0.010)	$(0.010)
Weighted Average Number of Common Shares Outstanding (basic and diluted)	---	9,515,000	9,515,000

BALANCE SHEET DATA	As at 30 June 2010	As at 30 June 2009
Working Capital Deficiency	$(190,996)	$(162,413)
Total Assets	$3,033	$9,480
Accumulated Deficit	$(427,896)	$(335,713)
Shareholders’ Deficiency	$(190,996)	$(162,413)

Historical results of operations for Dynamic Gold Corp. may differ materially from future results.

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments are outlined below in ”Critical Accounting Policies”.

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

Limited Operating History; Need for Additional Capital

In the notes to the Company’s audited consolidated financial statements as of June 30, 2010, included elsewhere in this Form 10-K, the Company’s auditors included an explanatory paragraph stating that, because the Company had a working capital deficiency of $(190,996) as of June 30, 2010, and had incurred accumulated losses of $(427,896) for the period from January 21, 2004 (inception) to June 30, 2010, there was substantial doubt about its ability to continue as a going concern.

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

Results of Operations for the Year Ending June 30, 2010

We have not earned any revenues from our incorporation on January 21, 2004 to June 30, 2010. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the year ended June 30, 2010 was $92,183 compared to a net loss of $99,555 for the year ended June 30, 2009. Contributing to the period over period differences were bank charges and interest of $14,223 (2009 -$12,252), filing and financing fees of $7,068 (2009 - $5,085), legal and accounting fees of $7,292 (2009 - $17,998), management fees of $60,000 (2009 - $60,000) and rent of $3,600 (2009 - $3,600).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2010, we had cash on hand of $3,033 (2009 - $9,480) and liabilities of $194,029 (2009 - $171,893) consisting of accounts payable and accrued liabilities of $23,181 (2009 - $29,215) and loans from our president, Mr. Tim Coupland, for $170,848 (2009 - $142,678).

We will require additional funding in order to cover all anticipated administration costs and to proceed with the phase one and two of stage one exploration program that is estimated to cost $100,000, as well as the stage two drilling program on the property, estimated to cost $200,000.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to June 30, 2010. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

Basic and diluted loss per share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Segments of an enterprise and related information

ASC 280, “Segment Reporting”, establishes guidance for the way that public companies report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim consolidated financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on January 21, 2004 to June 30, 2010.

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

Changes in accounting policies

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. The guidance provided in this update is effective 1 October 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The new guidance was effective on a prospective basis for interim or annual reporting periods ending after 15 June 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash. The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options” requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The new guidance was to be applied retrospectively to all periods presented upon those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued new guidance for determining the useful life of an intangible asset, which is now part of ASC 350, “Intangibles – Goodwill and Other”. In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives. The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities” requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The new guidance was effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued revised guidance for accounting for business combinations. The revised guidance, which is now part of ASC 805, “Business Combination” requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the statement of income separately from the business combination. The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent accounting pronouncements

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for Securities and Exchange Commission filers to disclose the date through which an entity has evaluated subsequent events. ASU No. 2010-09 is effective for fiscal quarters beginning after 15 December 2010. The adoption of ASU No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASU No. 2010-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

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
30 June 2010

JAMES STAFFORD

James Stafford, Inc.
Chartered Accountants
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Dynamic Gold Corp.
(An Exploration Stage Company)

We have audited the consolidated balance sheets of Dynamic Gold Corp. (the “Company”) as at 30 June 2010 and 2009, and the related consolidated statements of operations and deficit, cash flows and changes in shareholders’ deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 June 2010 and 2009 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	Chartered Accountants

24 August 2010, except for Note 11, as to which the date is 15 September 2010

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at	As at
	30 June	30 June
	2010	2009
	$	$

Assets

Current
Cash and cash equivalents	3,033	9,480
Amounts receivable	-	-

	3,033	9,480

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	23,181	29,215
Due to related party (Note 5)	170,848	142,678

	194,029	171,893

Shareholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
30 June 2010 – 9,515,000 common shares
30 June 2009 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	227,385	163,785
Deficit, accumulated during the exploration stage	(427,896)	(335,713)

	(190,996)	(162,413)

	3,033	9,480

Nature and Continuance of Operations (Note 1), Commitment (Note 9) and Subsequent Event (Note 11)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)

	For the period
	from the date of
	inception on 21
	January 2004	For the	For the
	to 30 June	year ended	year ended
	2010	30 June	30 June
	(Unaudited)	2010	2009
	$	$	$

Expenses
Advertising and promotion	3,523	-	620
Bank charges and interest	34,768	14,223	12,252
Filing and financing fees	24,074	7,068	5,085
Legal and accounting (Note 7)	109,189	7,292	17,998
Management fees (Notes 7 and 10)	192,000	60,000	60,000
Mineral property exploration costs	12,816	-	-
Office and miscellaneous	1,519	-	-
Rent (Notes 7 and 10)	14,400	3,600	3,600
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-

Net loss for the period	(427,896)	(92,183)	(99,555)

Deficit, accumulated during the exploration stage, beginning of period	-	(335,713)	(236,158)

Deficit, accumulated during the exploration stage, end of period	(427,896)	(427,896)	(335,713)

Basic and diluted loss per common share		(0.010)	(0.010)

Weighted average number of common shares outstanding		9,515,000	9,515,000

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period
	from the date of
	inception on 21	For the	For the
	January 2004	year	year
	to 30 June	ended	ended
	2010	30 June	30 June
	(Unaudited)	2010	2009
	$	$	$

Cash flows used in operating activities
Net loss for the period	(427,896)	(92,183)	(99,555)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	206,400	63,600	63,600
Accrued interest (Note 5)	30,848	13,170	11,167
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-
Changes in operating assets and liabilities
Decrease in amounts receivable	-	-	1,968
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	23,181	(6,034)	(9,993)

	(131,860)	(21,447)	(32,813)

Cash flows used in investing activity
Mineral property acquisition costs (Note 3)	(35,607)	-	-

Cash flows from financing activity
Issuance of common shares for cash	30,500	-	-
Increase in due to related party (Note 5)	140,000	15,000	35,000

	170,500	15,000	35,000

Increase (decrease) in cash and cash equivalents	3,033	(6,447)	2,187

Cash and cash equivalents, beginning of period	-	9,480	7,293

Cash and cash equivalents, end of period	3,033	3,033	9,480

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders’ Deficiency
(Expressed in U.S. Dollars

				Deficit,
				accumulated
	Number		Additional	during the	Total
	of shares	Share	paid-in	exploration	shareholders’
	issued	capital	capital	stage	deficiency
		$	$	$	$

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(92,183)	(92,183)

Balance at 30 June 2010	9,515,000	9,515	227,385	(427,896)	(190,996)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

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

The Company’s consolidated financial statements as at 30 June 2010 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $92,183 for the year ended 30 June 2010 (30 June 2009 – $99,555, cumulative – $427,896) and has a working capital deficit of $190,996 at 30 June 2010 (30 June 2009 – $162,413).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2011. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2010, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

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
30 June 2010

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
30 June 2010

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at 30 June 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with startup activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 30 June 2010.

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
30 June 2010

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

Changes in accounting policies

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. The guidance provided in this update is effective 1 October 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

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

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The new guidance was effective on a prospective basis for interim or annual reporting periods ending after 15 June 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash. The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options” requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The new guidance was to be applied retrospectively to all periods presented upon those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued new guidance for determining the useful life of an intangible assets, the new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”. In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives. The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities” requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The new guidance was effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued revised guidance for accounting for business combinations. The revised guidance, which is now part of ASC 805, “Business Combination” requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the statement of income separately from the business combination. The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent accounting pronouncements

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for Securities and Exchange Commission filers to disclose the date through which an entity has evaluated subsequent events. ASU No. 2010-09 is effective for fiscal quarters beginning after 15 December 2010. The adoption of ASU No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASU No. 2010-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

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
30 June 2010

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the year ended 30 June 2010 (30 June 2009 - $Nil).

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

The amount due to related party of $170,848 as at 30 June 2010 (30 June 2009 – $142,678) is due to an officer, director and shareholder of the Company. The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayable on 8 January 2011. The balance of $170,848 consists of principal and accrued interest of $140,000 and $30,848, respectively (Notes 9 and 10).

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

7.	Related Party Transactions

During the year ended 30 June 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2009 – $60,000, cumulative – $192,000) and for rent in the amount of $3,600 (30 June 2009 – $3,600, cumulative – $14,400) (Note 10).

During the year ended 30 June 2010, the Company paid or accrued $Nil (30 June 2009 – $1,641) to the former Chief Financial Officer for accounting services.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2010. There are no current or deferred tax expenses for the year ended 30 June 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 30 June 2010 $	For the year ended 30 June 2009 $

Deferred tax asset attributable to:
Current operations	31,342	33,849
Contributions to capital by related parties	(21,624)	(21,624)
Less: Change in valuation allowance	(9,718)	(12,225)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 June 2010 and 30 June 2009 are as follows:

	As at 30 June 2010 $	As at 30 June 2009 $

Net income tax operating loss carryforward	427,896	335,713

Statutory federal income tax rate	34.00%	34.00%
Contributed rent and services	-26.68%	-14.46%
Effective income tax rate	0%	0%

Deferred tax assets	75,309	65,591
Less: Valuation allowance	(75,309)	(65,591)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

As at 30 June 2010, the Company has an unused net operating loss carry-forward balance of approximately $221,495 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2030.

9.	Commitment

The Company is committed to future payments under its related party loan arrangement (Notes 5 and 10).

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 21 January 2004 to 30 June 2010 (Unaudited) $	For the year ended 30 June 2010 $	For the year ended 30 June 2009 $

Cash paid during the period for interest	-	-	-
Cash paid during the period for income
taxes	-	-	-

During the year ended 30 June 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2009 – $60,000, cumulative – $192,000) and for rent in the amount of $3,600 (30 June 2009 – $3,600, cumulative – $14,400) (Note 7).

During the year ended 30 June 2010, the Company accrued interest of $13,170 related to a loan payable to a related party (Notes 5 and 9).

11.	Subsequent Event

There are no subsequent events from the date of the year ended 30 June 2010 to the date the consolidated financial statements were available to be issued on 15 September 2010.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of June 30, 2010, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Gord Steblin, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly consolidated financial statements as of June 30, 2010 and believe they are effective.

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

Changes in internal controls

Based on the evaluation as of June 30, 2010, Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Gord Steblin, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8A(T) – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures above.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors

Name of Director	Age	Since
Tim Coupland	51	01/24/2004
Brian Game	47	01/24/2004
Robert Hall	33	04/26/2007

Executive Officers and Management

Name of Officer	Age	Office	Since
Tim Coupland	51	President, Chief Executive Officer	01/24/2004
Gord Steblin	50	Chief Financial Officer	02/09/2009
Tamiko Coupland	42	Corporate Secretary	04/26/2007

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

Gord Steblin, Chief Financial Officer

Mr. Steblin joined the Company as Chief Financial Officer for the Company on February 9, 2009. Mr. Steblin obtained a Bachelor of Commerce degree in 1983 from the University of British Columbia and in 1985 he became a Certified General Accountant. Mr. Steblin has over 20 years of financial experience in the junior mining/exploration sector. Mr. Steblin was previously the Chief Financial Officer of CanAlaska Uranium Ltd., El Nino Ventures Inc. and Pacific North West Capital Corp. Mr. Steblin is currently the Chief Financial Officer of Alberta Star Development Corp, Freegold Ventures Limited, Next Gen Metals Inc. and CVC Cayman Ventures Corp.

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

Robert Hall, Director

Mr. Hall was appointed as a director of the Company on April 26, 2007. Mr. Hall has also acted as a Director and Manager of Field Operations for Alberta Star Development Corp. (TSX-V-ASX). Mr. Hall successfully completed the management of Phases 1, 2 and 3 drilling and general field operations, at Alberta Star’s Eldorado & Contact Lake IOCG Projects from 2006 to 2009. Mr. Hall acts as a Director of Arctic Hunter Uranium Inc. which trades on the CNSX under the symbol AHU. Mr. Hall holds a Bachelor's Degree in Education from the University of British Columbia.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(A) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(A) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2010 all such filing requirements applicable to our officers and directors were current in their filings.

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

ITEM 10 – EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended June 30, 2010, 2009 and 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Tim Coupland President, Chief Executive Officer and Director	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
Gord Steblin(1) Chief Financial Officer	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
Chantal Schutz(1) Former Chief Financial Officer and Director	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	1,641	1,641
	2008	-	-	-	-	-	-	-	-
Ann-Marie Cederholm(1) Former Chief Financial Officer and Director	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
Tamiko Coupland Corporate Secretary	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
Brian Game Director	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
Robert Hall Director	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-

Note: (1) Mr. Gord Steblin was appointed to the office of CFO of Dynamic on February 9, 2009. Ms. Chantal Schutz was appointed as a director and to the office of CFO of Dynamic on May 8, 2008 and resigned on February 9, 2009. Ms. Ann-Marie Cederholm resigned as a director and from the office of CFO of Dynamic on May 8, 2008.

Outstanding Equity Awards

As of September 15, 2010, our directors and executive officers did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our directors did not earn any compensation during the fiscal year ended June 30, 2010.

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

Title of class (1)	Name and address of beneficial owner (2)	Amount and nature of beneficial owner (3)	Percent of class (4)
Common Stock	Tim Coupland President, Chief Executive Officer and Director Suite 506 – 675 West Hastings Street Vancouver, BC V6B 1N2 Canada	3,500,000 Direct	36.78%
Common Stock	Brian Game Director Suite 300 – 675 West Hastings Street Vancouver, BC V6B 1N2 Canada	1,500,000 Direct	15.76%
Common Stock	Robert Fedun Suite 2901 – 193 Aquarius Mews Vancouver, BC V6Z 2Z2 Canada	500,000 Direct	5.25%
Common Stock	Dr. Douglas Coupland 586 Barnham Place West Vancouver, BC V7S 1T7 Canada	500,000 Direct	5.25%
Common Stock	David Lorne Suite 101 – 1184 Denman Street Vancouver, BC V6G 2M9 Canada	500,000 Direct	5.25%
Common Stock	Mark Foreman 2531 Borden Cres. Prince George, BC V2L 2X4 Canada	500,000 Direct	5.25%
Common Stock	Larry Ilich 1635 53 A. Street Delta, BC V4M 3G3 Canada	500,000	5.25%
Common Stock	All Officers and Directors as a Group that Consists of Two People	5,000,000	52.55%

The percent of class is based on 9,515,000 shares of common stock issued and outstanding as of the date of this annual report.

Changes in Control

We know of no arrangements the operation of which may result in a change of our control.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of the following parties has, during the fiscal year ended June 30, 2010, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  Any of our promoters;

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

ITEM 13 – EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title
3(i)	Articles of Incorporation*
3(ii)	Bylaws *
10.1	Mineral Property Bill of Sale*
10.2	Loan Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.3	Promissory Note dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.4	General Security Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.5	General Security Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gravel Holdings Ltd.**
10.6	Material Subsidiary Guarantee dated January 8, 2008 between Tim Coupland and Dynamic Gravel Holdings Ltd.**
10.7	Purchase and Sale Agreement dated January 8, 2008 between Dynamic Gravel Holdings Ltd. and Farshad Shirvani**
10.8	Loan Amending Agreement dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.9	Promissory Note dated May 24, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.10	Promissory Note dated August 14, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.11	Promissory Note dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.12	Trust Agreement dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.13	Loan Amending Agreement dated January 8, 2009 between Tim Coupland and Dynamic Gold Corp.******
10.14	Promissory Note dated June 8, 2009 between Tim Coupland and Dynamic Gold Corp.******
10.15	Loan Amending Agreement dated June 8, 2009 between Tim Coupland and Dynamic Gold Corp.******
10.16	Promissory Notes dated September 14, 2009, December 29, 2009 and June 18, 2010 between Tim Coupland and Dynamic Gold Corp.
10.17	Loan Amending Agreements dated September 14, 2009, December 29, 2009, January 8, 2010 and June 18, 2010 between Tim Coupland and Dynamic Gold Corp.
10.18	Consent of Independent Registered Public Accounting Firm
21	Subsidiaries*****
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Claims location map***
99.2	Comprehensive National Instrument 43-101 Technical Report****

*	Included in our original SB-2 Registration Statement filed on December 9, 2004.
**	Included in our 10-QSB filed on February 14, 2008.
***	Included in our SB-2 Amended Registration Statement filed on October 19, 2005.
****	Included in our 8K filed on June 6, 2008.
*****	Included in our 10-KSB filed on September 24, 2008.
******	Included in our 10-K filed on September 15, 2009.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES Fees and Services

James Stafford Chartered Accountants audited our consolidated financial statements for fiscal 2009 and 2010. The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2010	2009
Audit fees*	$2,989	$4,713
Audit-related fees**	3,010	2,564
Tax fees	-	-
All other fees	-	-
Total fees paid or accrued to our principal accountants	$5,999	$7,277

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

DYNAMIC GOLD CORP.

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

BY:	/ s / Gord Steblin
Gord Steblin, Chief Financial Officer
DATE:	September 15, 2010

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer
Date:	September 15, 2010

BY:	/ s / Gord Steblin
Gord Steblin, Chief Financial Officer

DATE:	September 15, 2010

Exhibit 31.a

CERTIFICATION

I, Tim Coupland, certify that:

1.	I have reviewed the report of Dynamic Gold Corp.;

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

Date: September 15, 2010

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

Date: September 15, 2010

/ s / Gord Steblin
Gord Steblin, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Company’s Report of Dynamic Gold Corp. (the "Company") on Form 10-K for the year ended June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Coupland, Principal Executive Officer and I, Gord Steblin, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
September 15, 2010

/ s / Gord Steblin
Gord Steblin, Principal Financial Officer
September 15, 2010