Form 10-Q
period 2010-09-30
Dynamic Gold Corp.
filed 2010-11-10
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-52417

DYNAMIC GOLD CORP.
(Exact name of registrant as specified in its charter)

NEVADA	_______
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2010
Common stock, $.001 par value	9,515,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 30 September 2010 $	As at 30 June 2010 (Audited) $

Assets

Current
Cash and cash equivalents	75	3,033

	75	3,033

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	24,083	23,181
Due to related party (Note 5)	174,348	170,848

	198,431	194,029

Shareholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
30 September 2010 – 9,515,000 common shares
30 June 2010 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	243,285	227,385
Deficit, accumulated during the exploration stage	(451,156)	(427,896)

	(198,356)	(190,996)

	75	3,033

Nature and Continuance of Operations (Note 1), Commitment (Note 9) and Subsequent Event (Note 11)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 21 January 2004 to 30 September 2010 $	For the three month period ended 30 September 2010 $	For the three month period ended 30 September 2009 $

Expenses
Advertising and promotion	3,523	-	-
Bank charges and interest	38,441	3,673	3,213
Filing and financing fees	26,972	2,898	3,165
Legal and accounting	109,978	789	849
Management fees (Notes 7 and 10)	207,000	15,000	15,000
Mineral property exploration costs	12,816	-	-
Office and miscellaneous	1,519	-	266
Rent (Notes 7 and 10)	15,300	900	900
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-

Net loss for the period	(451,156)	(23,260)	(23,393)

Deficit, accumulated during the exploration stage, beginning of period	-	(427,896)	(335,713)

Deficit, accumulated during the exploration stage, end of period	(451,156)	(451,156)	(359,106)

Basic and diluted loss per common share		(0.002)	(0.002)

Weighted average number of common shares used in per share calculations		9,515,000	9,515,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 21 January 2004 to 30 September 2010 $	For the three month period ended 30 September 2010 $	For the three month period ended 30 September 2009 $

Cash flows used in operating activities
Net loss for the period	(451,156)	(23,260)	(23,393)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	222,300	15,900	15,900
Accrued interest (Note 5)	34,348	3,500	3,148
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	24,083	902	(6,341)

	(134,818)	(2,958)	(10,686)

Cash flows used in investing activities
Mineral property acquisition costs (Note 3)	(35,607)	-	-

Cash flows from financing activities
Issuance of common shares for cash	30,500	-	-
Increase in due to related party (Note 5)	140,000	-	5,000

	170,500	-	5,000

Increase (decrease) in cash and cash equivalents	75	(2,958)	(5,686)

Cash and cash equivalents, beginning of period	-	3,033	9,480

Cash and cash equivalents, end of period	75	75	3,794

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Shareholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	Number of shares issued	Capital paid stock $	Additional-in capital $	Deficit, accumulated during the exploration stage $	Total shareholders’ deficiency $

Balance at 21 January 2004 (inception)	-	-	-	-	-
Common shares issued for cash ($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash ($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash ($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the period	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(143,850)	(143,850)

Balance at 30 June 2008	9,515,000	9,515	100,185	(236,158)	(126,458)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(99,555)	(99,555)

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the period	-	-	-	(92,183)	(92,183)

Balance at 30 June 2010	9,515,000	9,515	227,385	(427,896)	(190,996)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	15,900	-	15,900
Net loss for the period	-	-	-	(23,260)	(23,260)

Balance at 30 September 2010	9,515,000	9,515	243,285	(451,156)	(198,356)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

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

The Company’s interim consolidated financial statements as at 30 September 2010 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $23,260 for the three month period ended 30 September 2010 (30 September 2009 – $23,393, cumulative –$451,156), and has a working capital deficit of $198,356 at 30 September 2010 (30 June 2010 – $190,996).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2011. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These interim consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 September 2010, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

The Accounting Standards Codification

In June 2009, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for any annual reporting periods ending after 15 September 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards, but did not impact the Company’s results of operations, financial position or liquidity.

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

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs are expensed as incurred.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

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

Financial instruments

Fair Value

The carrying values of cash and cash equivalents, accounts payable and due to related party approximate their fair values because of the short-term maturity of these financial instruments.

Interest Rate Risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash with financial institutions of high credit worthiness. At times, its cash with a particular financial institution may exceed any applicable government insurance limits.

Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the interim consolidated financial statements. As at 30 September 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in interim consolidated financial statements and requires reporting of selected information about operating segments in interim consolidated financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 30 September 2010.

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

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars. The interim consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

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

Changes in accounting policies

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. The adoption of ASU No. 2010-11 did not have a material impact on the Company’s interim consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement No.140”. SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. This statement is effective 1 July 2010. The adoption of SFAS No. 166 did not have a material impact on the Company’s interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. SFAS No. 167 is effective 1 July 2010. The adoption of SFAS No. 167 did not have a material impact on the Company’s interim consolidated financial statements.

Recent accounting pronouncements

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for Securities and Exchange Commission filers to disclose the date through which an entity has evaluated subsequent events. ASU No. 2010-09 is effective for fiscal quarters beginning after 15 December 2010. The adoption of ASU No. 2010-09 is not expected to have a material impact on the Company’s interim consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its interim consolidated financial statements.

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
30 September 2010

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the three month period ended 30 September 2010 (30 September 2009 - $Nil).

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

The amount due to related party of $174,348 as at 30 September 2010 (30 June 2010 – $170,848) is due to an officer, director and shareholder of the Company. The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayable on 8 January 2011. The balance of $174,348 consists of principal and accrued interest of $140,000 and $34,348, respectively (Notes 9, 10 and 11).

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

7.	Related Party Transactions

During the three month period ended 30 September 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (30 September 2009 – $15,000, cumulative – $207,000) and for rent in the amount of $900 (30 September 2009 – $900, cumulative – $15,300) (Note 10).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2010. There are no current or deferred tax expenses for the three month period ended 30 September 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 30 September 2010 $	For the three month period ended 30 September 2009 $

Net loss before income taxes	(23,260)	(23,393)

Income tax (recovery) at statutory rate	7,908	3,509
Contributions to capital by related parties	(5,406)	(2,385)
Less: Change in valuation allowance	(2,502)	(1,124)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 September 2010 and 30 June 2010 are as follows:

	As at 30 September 2010 $	As at 30 June 2010 (Audited) $

Net income tax operating loss carryforward	451,156	427,896

Statutory federal income tax rate	34%	34%
Contributed rent and services	-16.75%	-26.68%
Effective income tax rate	0%	0%

Future tax assets (liabilities)	77,811	75,309
Less: Valuation allowance	(77,811)	(75,309)

Actual income taxes	-	-

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2010, the Company has an unused net operating loss carry-forward balance of approximately $228,856 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2031.

9.	Commitment

The Company is committed to future payments under its related party loan arrangement (Notes 5, 10 and 11).

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 21 January 2004 to 30 September 2010 $	For the three month period ended 30 September 2010 $	For the three month period ended 30 September 2009 $

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the three month period ended 30 September 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (30 September 2009 – $15,000, cumulative – $207,000) and for rent in the amount of $900 (30 September 2009 – $900, cumulative – $15,300) (Note 7).

During the three month period ended 30 September 2010, the Company accrued interest of $3,500 related to a loan payable to a related party (Notes 5 and 9).

11.	Subsequent Event

The following event occurred from the date of the three month period ended 30 September 2010 to the date the interim consolidated financial statements were available to be issued on 8 November 2010:

On 29 October 2010, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Amending Agreement”). The Amending Agreement extended the principal balance of the loan from $140,000 to $146,500. The Company received the advance of $6,500 from the officer, director and shareholder of the Company on 29 October 2010 (Notes 5 and 9).

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Dynamic Gold”, “Company”, “we”, “our”, and “us” refer to Dynamic Gold Corp. and its subsidiary, as a consolidated entity, unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2010 including the following:

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

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans; on October 29, 2010, the Company borrowed $6,500 (30 June 2010 - $15,000) from an officer, director and shareholder of the Company. This promissory note payable bears interest at 10% per annum. During the three month period ended September 30, 2010, $3,500 (30 June 2010 - $13,170) interest has been accrued and is secured by a general agreement over all the assets of the Company and is due and repayable January 8, 2011.

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

Results of Operations for Three Month Period Ending September 30, 2010

We have not earned any revenues from our incorporation on January 21, 2004 to September 30, 2010. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the three month period ended September 30, 2010 was $23,260 compared to a net loss of $23,393 for the three month period ended September 30, 2009. The decrease in net loss for the three month period ended September 30, 2010 is mainly attributed to filing and financing fees.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the three month periods ended September 30, 2010 and September 30, 2009. The Company did not conduct exploration activities during these periods.

Bank charges and interest have increased $460 to $3,673 for the three month period ended September 30, 2010 from $3,213 for the three month period ended September 30, 2009. The increase in bank charges and interest period over period is due mainly to the interest incurred on the loan of $140,000 from our President, Mr. Tim Coupland.

Legal and accounting fees decreased $60 to $789 for the three month period ended September 30, 2010 from $849 for the three month period ended September 30, 2009. The decrease in legal and accounting fees period over period is due mainly to reduced professional fees incurred to prepare and file our regulatory quarterly and annual filings with the United States Securities and Exchange Commission.

During the three month period ended September 30, 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (2009 - $15,000) and for rent in the amount of $900 (2009 - $900).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At September 30, 2010, we had cash on hand of $75 and liabilities of $198,431 consisting of accounts payable and accrued liabilities of $24,083 and cash advances from our president, Tim Coupland, for $174,348.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to September 30, 2010. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

An additional $Nil (June 30, 2010 - $Nil, June 30, 2009 - $Nil) has been incurred in connection with the preparation and completion of the Comprehensive National Instrument 43-101 compliant report on the Super Mammoth Gravel Project.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that would require disclosure.

Subsequent Events

On October 29, 2010, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Amending Agreement”). The Amending Agreement extended the principal balance of the loan from $140,000 to $146,500. The Company received the advance of $6,500 from the officer, director and shareholder of the Company on October 29, 2010.

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

As of September 30, 2010 we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of September 30, 2010, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Gord Steblin, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2010 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of September 30, 2010, Tim Coupland, our President and Chief Executive Officer, and Gord Steblin, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

November 9, 2010	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

November 9, 2010	BY:	/ s / Gord Steblin
Date		Gord Steblin, Chief Financial Officer

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

Date: November 9, 2010

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

Date: November 9, 2010

/ s / Gord Steblin
Gord Steblin, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended September 30, 2010, each of Tim Coupland, the Chief Executive Officer, and Gord Steblin, the Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
November 9, 2010

/ s / Gord Steblin
Gord Steblin, Principal Financial Officer
November 9, 2010