Form 10-Q
period 2010-12-31
Dynamic Gold Corp.
filed 2011-02-09
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 9, 2011
Common stock, $.001 par value	9,515,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 31 December 2010 $	As at 30 June 2010 (Audited) $

Assets

Current
Cash and cash equivalents	745	3,033

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	21,574	23,181
Due to related party (Note 5)	184,462	170,848
	206,036	194,029

Stockholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
31 December 2010 – 9,515,000 common shares
30 June 2010 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	259,185	227,385
Deficit, accumulated during the exploration stage	(473,991)	(427,896)
	(205,291)	(190,996)
	745	3,033

Nature and Continuance of Operations (Note 1), Commitment (Note 9) and Subsequent Event (Note 12)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 21 January 2004 to 31 December 2010 $	For the three month period ended 31 December 2010 $	For the three month period ended 31 December 2009 $	For the six month period ended 31 December 2010 $	For the six month period ended 31 December 2009 $

Expenses
Advertising and promotion	3,523	-	-	-	-
Bank charges and interest (Note 5)	42,252	3,810	3,353	7,484	6,566
Filing and financing fees	28,708	1,737	420	4,634	3,585
Legal and accounting	111,366	1,388	985	2,177	1,834
Management fees (Notes 7 and 10)	222,000	15,000	15,000	30,000	30,000
Mineral property exploration costs	12,816	-	-	-	-
Office and miscellaneous	1,519	-	-	-	266
Rent (Notes 7 and 10)	16,200	900	900	1,800	1,800
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-	-

Net loss for the period	(473,991)	(22,835)	(20,658)	(46,095)	(44,051)

Deficit, accumulated during the exploration stage, beginning of period	-	(451,156)	(359,106)	(427,896)	(335,713)

Deficit, accumulated during the exploration stage, end of period	(473,991)	(473,991)	(379,764)	(473,991)	(379,764)

Basic and diluted loss per common share		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding		9,515,000	9,515,000	9,515,000	9,515,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 21 January 2004 to 31 December 2010 $	For the three month period ended 31 December 2010 $	For the three month period ended 31 December 2009 $	For the six month period ended 31 December 2010 $	For the six month period ended 31 December 2009 $

Cash flows used in operating activities
Net loss for the period	(473,991)	(22,835)	(20,658)	(46,095)	(44,051)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	238,200	15,900	15,900	31,800	31,800
Accrued interest (Note 5)	37,962	3,614	3,254	7,114	6,402
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	21,574	(2,509)	(4,539)	(1,607)	(10,880)
	(140,648)	(5,830)	(6,043)	(8,788)	(16,729)

Cash flows used in investing activities
Mineral property acquisition costs (Note 3)	(35,607)	-	-	-	-

Cash flows from financing activities
Issuance of common shares for cash	30,500	-	-	-	-
Increase in due to related party (Note 5)	146,500	6,500	5,000	6,500	10,000
	177,000	6,500	5,000	6,500	10,000

Increase (decrease) in cash and cash equivalents	745	670	(1,043)	(2,288)	(6,729)

Cash and cash equivalents, beginning of period	-	75	3,794	3,033	9,480

Cash and cash equivalents, end of period	745	745	2,751	745	2,751

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	Number of shares issued	Capital paid stock	Additional-in capital	Deficit, accumulated during the exploration stage	Total stockholders’ deficiency
		$	$	$	$

Balance at 21 January 2004 (inception)	-	-	-	-	-
Common shares issued for cash ($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash ($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash ($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the period	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(143,850)	(143,850)

Balance at 30 June 2008	9,515,000	9,515	100,185	(236,158)	(126,458)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(99,555)	(99,555)

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(92,183)	(92,183)

Balance at 30 June 2010	9,515,000	9,515	227,385	(427,896)	(190,996)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	31,800	-	31,800
Net loss for the period	-	-	-	(46,095)	(46,095)

Balance at 31 December 2010	9,515,000	9,515	259,185	(473,991)	(205,291)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2010

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

The Company’s interim consolidated financial statements as at 31 December 2010 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $46,095 for the six month period ended 31 December 2010 (31 December 2009 – $44,051, cumulative – $473,991), and has a working capital deficit of $205,291 at 31 December 2010 (30 June 2010 – $190,996).

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

At 31 December 2010, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2010

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
31 December 2010

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the interim consolidated financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the interim consolidated financial statements. As at 31 December 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2010

Basic and diluted net income (loss) per share

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 31 December 2010.

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
31 December 2010

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
31 December 2010

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
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2010

The Company had no expenditures related to the Super Mammoth Gravel Project for the six month period ended 31 December 2010 (31 December 2009 – $Nil).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Due to Related Party

On 8 January 2010, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Loan Amending Agreement”). The Loan Amending Agreement extended the repayment date on the amount due from 8 January 2010 to 8 January 2011. Subsequent to the period end, the repayment date was extended to 8 January 2012 (Note 12).

On 29 October 2010, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Amending Agreement”). The Amending Agreement extended the principal balance of the loan from $140,000 to $146,500. The Company received the advance of $6,500 from the officer, director and shareholder of the Company on 29 October 2010 (Note 9).

The amount due to related party of $184,462 as at 31 December 2010 (30 June 2010 – $170,848) is due to an officer, director and shareholder of the Company. The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayable on 8 January 2011. The balance of $184,462 consists of principal and accrued interest of $146,500 and $37,962, respectively (Notes 9, and 10).

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

7.	Related Party Transactions

During the six month period ended 31 December 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (31 December 2009 – $30,000, cumulative – $222,000) and for rent in the amount of $1,800 (31 December 2009 – $1,800, cumulative –$16,200) (Note 10).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2010

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2010. There are no current or deferred tax expenses for the six month period ended 31 December 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 31 December 2010 $	For the six month period ended 31 December 2009 $

Net loss before income taxes	(46,095)	(44,051)

Income tax (recovery) at statutory rate	15,672	14,977
Contributions to capital by related parties	(10,812)	(10,812)
Less: Change in valuation allowance	(4,860)	(4,165)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 December 2010 and 30 June 2010 are as follows:

	As at 31 December 2010 $	As at 30 June 2010 (Audited) $

Net income tax operating loss carry forward	473,991	427,896

Statutory federal income tax rate	34%	34%
Contributed rent and services	-17.09%	-26.68%
Effective income tax rate	0%	0%

Future tax assets (liabilities)	80,169	75,309
Less: Valuation allowance	(80,169)	(75,309)

Actual income taxes	-	-

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2010

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2010, the Company has an unused net operating loss carry-forward balance of approximately $235,791 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2031.

9.	Commitment

The Company is committed to future payments under its related party loan arrangement (Notes 5, 10 and 12).

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 21 January 2004 to 31 December 2010 $	For the six month period ended 31 December 2010 $	For the six month period ended 31 December 2009 $

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the six month period ended 31 December 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (31 December 2009 – $30,000, cumulative – $222,000) and for rent in the amount of $1,800 (31 December 2009 – $1,800, cumulative –$16,200) (Note 7).

During the six month period ended 31 December 2010, the Company accrued interest of $7,114 (31 December 2009 - $6,402) related to a loan payable to a related party (Notes 5 and 9).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2010

11.	Financial Instruments

The carrying value of financial assets and liabilities as at 31 December 2010 and 30 June 2010 are as follows:

	As at 31 December 2010 $	As at 30 June 2010 (Audited) $

Financial Assets
Held-for-trading, measured at fair value
Cash and cash equivalents	745	3,033

Financial Liabilities
Other liabilities, measured at amortized cost
Accounts payable and accrued liabilities	21,574	23,181
Due to related party	184,462	170,848

Cash and cash equivalents would be Level 1 fair value.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.

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

Interest Rate Risk

The Company has cash balances and an interest-bearing debt. It is management’s opinion that the Company is not exposed to significant interest risk arising from these financial instruments.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2010

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company is reliant upon a related party as its sole source of cash. The Company has received financing from a related party in the past; however, there is no assurance that it will be able to do so in the future.

12.	Subsequent Event

The following event occurred from the date of the six month period ended 31 December 2010 to the date the interim consolidated financial statements were available to be issued on 9 February 2011:

On 8 January 2011, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company, which extended the repayment date on the amount due from 8 January 2011 to 8 January 2012 (Notes 5, 9 and 10).

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

Plan of Operations

Our plan of operations for the twelve months following the date of this report is to determine the Super Mammoth Gravel Project additional targets for future mineral exploration and development. Our 43-101 Report, which was finalized June 5, 2008, recommended a two-phase program. Phase One of the two-phase program outlines a three-stage program which covers a period of one month and will cost approximately $100,000. The three-stage program includes detailed mapping and sampling, clearing of the old road and north-south line cutting, which will facilitate further geological work and provide the requirements of a proposed seismic survey. The seismic survey would be carried out as stage three of the first phase of the exploration program recommended in the report. The stage three seismic survey of up to 5km total length will assist in order to establishing a three dimensional modeling and shape of the deposit. Once complete, and subject to the results of the report obtained in Phase 1, the Company will continue to Phase 2. Phase 2 is expected to take one month to complete and cost up to $200,000. Phase 2 will consist of 1,200 meters of drilling to determine shape (volume) of the deposit and the quality of the aggregate material.

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

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans; on October 29, 2010, the Company borrowed $6,500 (30 June 2010 - $15,000) from an officer, director and shareholder of the Company. This promissory note payable bears interest at 10% per annum. During the six month period ended December 31, 2010, $7,114 (30 June 2010 - $13,170) interest has been accrued and is secured by a general agreement over all the assets of the Company and is due and repayable January 8, 2012.

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

Results of Operations for Six Month Period Ending December 31, 2010

We have not earned any revenues from our incorporation on January 21, 2004 to December 31, 2010. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the six month period ended December 31, 2010 was $46,095 compared to a net loss of $44,051 for the six month period ended December 31, 2009. The increase in net loss for the six month period ended December 31, 2010 is mainly attributed to filing and financing fees.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the six month periods ended December 31, 2010 and December 31, 2009. The Company did not conduct exploration activities during these periods.

Filing and financing fees increased $1,049 to $4,634 for the six month period ended December 31, 2010 from $3,585 for the six month period ended December 31, 2009. The increase in filing and financing fees period over period is due mainly to increased fees incurred to file our regulatory quarterly and annual filings with the United States Securities and Exchange Commission.

Bank charges and interest have increased $918 to $7,484 for the six month period ended December 31, 2010 from $6,566 for the six month period ended December 31, 2009. The increase in bank charges and interest period over period is due mainly to the interest accrued on the loan of $146,500 from our President, Mr. Tim Coupland.

Legal and accounting fees increased $343 to $2,177 for the six month period ended December 31, 2010 from $1,834 for the six month period ended December 31, 2009. The increase in legal and accounting fees period over period is due mainly to increased professional fees incurred to prepare and file our regulatory quarterly and annual filings with the United States Securities and Exchange Commission.

During the six month period ended December 31, 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (2009 - $30,000) and for rent in the amount of $1,800 (2009 - $1,800).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At December 31, 2010, we had cash on hand of $745 and liabilities of $206,036 consisting of accounts payable and accrued liabilities of $21,574 and cash advances from our president, Tim Coupland, for $184,462.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to December 31, 2010. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

Subsequent Events

On January 8, 2011, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Amending Agreement”). The Amending Agreement extended the repayment date on the amount due from January 8, 2011 to January 8, 2012.

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

As of December 31, 2010 we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of December 31, 2010, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Gord Steblin, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of December 31, 2010 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of December 31, 2010, Tim Coupland, our President and Chief Executive Officer, and Gord Steblin, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

DYNAMIC GOLD CORP.

February 9, 2011	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

February 9, 2011	BY:	/ s / Gord Steblin
Date		Gord Steblin, Chief Financial Officer

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

Date: February 9, 2011

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

Date: February 9, 2011

/ s / Gord Steblin
Gord Steblin, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended December 31, 2010, each of Tim Coupland, the Chief Executive Officer, and Gord Steblin, the Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
February 9, 2011

/ s / Gord Steblin
Gord Steblin, Principal Financial Officer
February 9, 2011