Form 10-Q
period 2011-03-31
Dynamic Gold Corp.
filed 2011-05-10
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2011
Common stock, $.001 par value	9,515,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 31 March 2011 $	As at 30 June 2010 (Audited) $
Assets
Current
Cash and cash equivalents	3,121	3,033
Liabilities
Current
Accounts payable and accrued liabilities (Note 4)	22,452	23,181
Due to related party (Note 5)	193,152	170,848

	215,604	194,029
Stockholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
31 March 2011 – 9,515,000 common shares
30 June 2010 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	275,085	227,385
Deficit, accumulated during the exploration stage	(497,083)	(427,896)

	(212,483)	(190,996)

	3,121	3,033

Nature and Continuance of Operations (Note 1), Commitment (Note 9) and Subsequent Event (Note 12)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the	For the	For the	For the	For the
	period from	three	three	nine	nine
	the date of	month	month	month	month
	inception on	period	period	period	period
	21 January	ended 31	ended 31	ended 31	ended 31
	2004 to 31	March	March	March	March
	March 2011	2011	2010	2011	2010
	$	$	$	$	$
Expenses
Advertising and promotion	3,523	-	-	-	-
Bank charges and interest (Note 5)	46,298	4,047	3,652	11,530	10,218
Filing and financing fees	30,612	1,903	2,271	6,537	5,856
Legal and accounting	112,608	1,242	2,025	3,420	3,859
Management fees (Notes 7 and 10)	237,000	15,000	15,000	45,000	45,000
Mineral property exploration costs	12,816	-	-	-	-
Office and miscellaneous	1,519	-	-	-	266
Rent (Notes 7 and 10)	17,100	900	900	2,700	2,700
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-	-

Net loss for the period	(497,083)	(23,092)	(23,848)	(69,187)	(67,899)

Deficit, accumulated during the exploration stage, beginning of period	-	(473,991)	(379,764)	(427,896)	(335,713)

Deficit, accumulated during the exploration stage, end of period	(497,083)	(497,083)	(403,612)	(497,083)	(403,612)

Basic and diluted loss per common share		(0.00)	(0.01)	(0.01)	(0.01)

Weighted average number of common shares outstanding		9,515,000	9,515,000	9,515,000	9,515,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the	For the	For the	For the	For the
	period from	three	three	nine	nine
	the date of	month	month	month	month
	inception on	period	period	period	period
	21 January	ended 31	ended 31	ended 31	ended 31
	2004 to 31	March	March	March	March
	March 2011	2011	2010	2011	2010
	$	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(497,083)	(23,092)	(23,848)	(69,187)	(67,899)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	254,100	15,900	15,900	47,700	47,700
Accrued interest (Note 5)	41,652	3,690	3,375	10,804	9,777
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	22,452	878	3,171	(729)	(7,709)

	(143,272)	(2,624)	(1,402)	(11,412)	(18,131)
Cash flows used in investing activities
Mineral property acquisition costs (Note 3)	(35,607)	-	-	-	-

Cash flows from financing activities
Issuance of common shares for cash	30,500	-	-	-	-
Increase in due to related party (Note 5)	151,500	5,000	-	11,500	10,000

	182,000	5,000	-	11,500	10,000

Increase (decrease) in cash and cash equivalents	3,121	2,376	(1,402)	88	(8,131)

Cash and cash equivalents, beginning of period	-	745	2,751	3,033	9,480

Cash and cash equivalents, end of period	3,121	3,121	1,349	3,121	1,349

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares	Capital paid	-in	exploration	stockholders’
	issued	stock	capital	stage	deficiency
		$	$	$	$
Balance at 21 January 2004 (inception)	-	-	-	-	-
Common shares issued for cash ($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash ($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash ($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the period	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(143,850)	(143,850)

Balance at 30 June 2008	9,515,000	9,515	100,185	(236,158)	(126,458)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(99,555)	(99,555)

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(92,183)	(92,183)

Balance at 30 June 2010	9,515,000	9,515	227,385	(427,896)	(190,996)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	47,700	-	47,700
Net loss for the period	-	-	-	(69,187)	(69,187)

Balance at 31 March 2011	9,515,000	9,515	275,085	(497,083)	(212,483)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

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

The Company’s interim consolidated financial statements as at 31 March 2011 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $69,187 for the nine month period ended 31 March 2011 (31 March 2010 – $67,899, cumulative – $497,083), and has a working capital deficit of $212,483 at 31 March 2011 (30 June 2010 – $190,996).

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

At 31 March 2011, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.

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
31 March 2011

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
31 March 2011

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the interim consolidated financial statements. As at 31 March 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 31 March 2011.

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
31 March 2011

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

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for Securities and Exchange Commission filers to disclose the date through which an entity has evaluated subsequent events. ASU No. 2010-09 is effective for fiscal quarters beginning after 15 December 2010. The adoption of ASU No. 2010-09 did not have a material impact on the Company’s interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”.

This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. The adoption of ASU 2010-06 have a material effect on its interim consolidated financial statements.

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
31 March 2011

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the nine month period ended 31 March 2011 (31 March 2010 – $Nil).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Due to Related Party

On 8 January 2011, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Loan Amending Agreement”). The Loan Amending Agreement extended the repayment date on the amount due from 8 January 2011 to 8 January 2012.

On 12 March 2011, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Amending Agreement”). The Amending Agreement extended the principal balance of the loan from $146,500 to $151,500. The Company received the advance of $5,000 from the officer, director and shareholder of the Company on 12 March 2010 (Note 9).

The amount due to related party of $193,152 as at 31 March 2011 (30 June 2010 – $170,848) is due to an officer, director and shareholder of the Company. The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayable on 8 January 2011. During the nine month period ended 31 March 2011, the company occurred interest of $10,804 (31 March 2010 - $9,777). The balance of $193,152 consists of principal and accrued interest of $151,500 and $41,652, respectively (Notes 9 and 10).

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

7.	Related Party Transactions

During the nine month period ended 31 March 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (31 March 2010 – $45,000, cumulative – $237,000) and for rent in the amount of $2,700 (31 March 2010 – $2,700, cumulative – $17,100) (Note 10).

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2011. There are no current or deferred tax expenses for the nine month period ended 31 March 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the	For the
	nine month	nine month
	period ended	period ended
	31 March	31 March
	2011	2010
	$	$

Net loss before income taxes	(69,187)	(67,899)
Income tax (recovery) at statutory rate	23,524	23,085
Contributions to capital by related parties	(16,218)	(16,218)
Less: Change in valuation allowance	(7,306)	(6,867)

Net refundable amount	-	-

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

The composition of the Company’s deferred tax assets as at 31 March 2011 and 30 June 2010 are as follows:

		As at 30 June
	As at 31	2010
	March 2011	(Audited)
	$	$

Net income tax operating loss carryforward	497,083	427,896

Statutory federal income tax rate	34%	34%
Contributed rent and services	-17.09%	-26.68%
Effective income tax rate	0%	0%

Future tax assets (liabilities)	82,614	75,309
Less: Valuation allowance	(82,614)	(75,309)

Actual income taxes	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2011, the Company has an unused net operating loss carry-forward balance of approximately $242,982 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2031.

9.	Commitment

The Company is committed to future payments under its related party loan arrangement (Notes 5, and 10).

10.	Supplemental Disclosures with Respect to Cash Flows

For the period
	from the date of	For the	For the
	inception on 21	nine month	nine month
	January 2004	period ended	period ended
	to 31 March	31 March	31 March
	2011	2011	2010
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the nine month period ended 31 March 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (31 March 2010 – $45,000 cumulative – $237,000) and for rent in the amount of $2,700 (31 March 2010 – $2,700, cumulative – $17,100) (Note 7).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

During the nine month period ended 31 March 2011, the Company accrued interest of $10,804 (31 March 2010 - $9,777) related to a loan payable to a related party (Notes 5 and 9).

11.	Financial Instruments

The carrying value of financial assets and liabilities as at 31 March 2011 and 30 June 2010 are as follows:

		As at
	As at	30 June
	31 March	2010
	2011	(Audited)
	$	$

Financial Assets
Held-for-trading, measured at fair value
Cash and cash equivalents	3,121	3,033

Financial Liabilities
Other liabilities, measured at amortized cost
Accounts payable and accrued liabilities	22,452	23,181
Due to related party	193,152	170,848

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
31 March 2011

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company is reliant upon a related party as its sole source of cash. The Company has received financing from a related party in the past; however, there is no assurance that it will be able to do so in the future.

12.	Subsequent Event

There was no subsequent event from the date of the nine month period ended 31 March 2011 to the date the interim consolidated financial statements were available to be issued on 10 May 2011.

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

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans; on March 12, 2011, the Company borrowed $5,000 (30 June 2010 - $15,000) from an officer, director and shareholder of the Company. This promissory note payable bears interest at 10% per annum. During the nine month period ended March 31, 2011, $10,804 (30 June 2010 - $13,170) interest has been accrued and is secured by a general agreement over all the assets of the Company and is due and repayable January 8, 2012.

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

Results of Operations for Nine Month Period Ending March 31, 2011

We have not earned any revenues from our incorporation on January 21, 2004 to March 31, 2011. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the nine month period ended March 31, 2011 was $69,187 compared to a net loss of $67,899 for the nine month period ended March 31, 2010. The increase in net loss and accrued interest for the nine month period ended March 31, 2011 is mainly attributed to filing and financing fees and bank charges and interest.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the nine month periods ended March 31, 2011 and March 31, 2010. The Company did not conduct exploration activities during these periods.

Filing and financing fees increased $681 to $6,537 for the nine month period ended March 31, 2011 from $5,856 for the nine month period ended March 31, 2010. The increase in filing and financing fees period over period is due mainly to increased fees incurred to file our regulatory quarterly and annual filings with the United States Securities and Exchange Commission.

Bank charges and interest have increased $1,312 to $11,530 for the nine month period ended March 31, 2011 from $10,218 for the nine month period ended March 31, 2010. The increase in bank charges and interest period over period is due mainly to the interest accrued on the loan of $151,500 from our President, Mr. Tim Coupland.

Legal and accounting fees decreased $439 to $3,420 for the nine month period ended March 31, 2011 from $3,859 for the nine month period ended March 31, 2010. The decrease in legal and accounting fees period over period is due mainly to decreased professional fees incurred to prepare and file our regulatory quarterly and annual filings with the United States Securities and Exchange Commission.

During the nine month period ended March 31, 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (2010 - $45,000) and for rent in the amount of $2,700 (2010 - $2,700).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At March 31, 2011, we had cash on hand of $3,121 and liabilities of $215,604 consisting of accounts payable and accrued liabilities of $22,452 and cash advances from our president, Tim Coupland, for $193,152.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to March 31, 2011. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

There were no subsequent events.

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

As of March 31, 2011 we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of March 31, 2011, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Gord Steblin, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2011 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of March 31, 2011, Tim Coupland, our President and Chief Executive Officer, and Gord Steblin, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

May 10, 2011	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

May 10, 2011	BY:	/s/ Gord Steblin
Date		Gord Steblin, Chief Financial Officer

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

Date: May 10, 2011

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

Date: May 10, 2011

/ s / Gord Steblin
Gord Steblin, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended March 31, 2011, each of Tim Coupland, the Chief Executive Officer, and Gord Steblin, the Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
May 10, 2011

/ s / Gord Steblin
Gord Steblin, Principal Financial Officer
May 10, 2011