Form 10-K
period 2011-06-30
Dynamic Gold Corp.
filed 2011-09-23
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2011.

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

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

$9,515 as at September 23, 2011

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

9,515,000 as at September 23, 2011

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

Our cash reserves are not sufficient to meet our obligations for the next-twelve month’s period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans; during the twelve month period ended June 30, 2011, the Company borrowed $11,500 (June 30, 2010 - $15,000) for a total of $151,500 from an officer, director and shareholder of the Company. This promissory note payable bears interest at 10% per annum, $45,440 (June 2011 - $14,591) interest has been accrued and is secured by a general assignment over all the assets of the Company and is due on January 8, 2012.

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

The Report of Independent Registered Public Accounting Firm to our audited consolidated financial statements for the year ended June 30, 2011, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Holders of Common Stock

As of September 23, 2011, we had 42 stockholders of record holding 9,515,000 shares of common stock.

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

INCOME STATEMENT	Accumulated from 21	Year Ended 30 June 2011	Year Ended 30 June 2010
DATA	January 2004 (Date of
	Inception) to 30 June 2011
Revenue	$Nil	$Nil	$Nil
Operating Expenses	$(510,190)	$(82,294)	$(92,183)
Net Loss	$(510,190)	$(82,294)	$(92,183)
Net Loss Per Share	---	$(0.009)	$(0.010)
Weighted Average Number	---	9,515,000	9,515,000
of Common Shares
Outstanding (basic and
diluted)

BALANCE SHEET DATA	As at 30 June 2011	As at 30 June 2010
Working Capital Deficiency	$(209,690)	$(190,996)
Total Assets	$3,084	$3,033
Accumulated Deficit	$(510,190)	$(427,896)
Shareholders’ Deficiency	$(209,690)	$(190,996)

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

Limited Operating History; Need for Additional Capital

In the notes to the Company’s audited consolidated financial statements as of June 30, 2011, included elsewhere in this Form 10-K, the Company’s auditors included an explanatory paragraph stating that, because the Company had a working capital deficiency of $(209,690) as of June 30, 2011, and had incurred accumulated losses of $(510,190) for the period from January 21, 2004 (inception) to June 30, 2011, there was substantial doubt about its ability to continue as a going concern.

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

Results of Operations for the Year Ending June 30, 2011

We have not earned any revenues from our incorporation on January 21, 2004 to June 30, 2011. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the year ended June 30, 2011 was $82,294 compared to a net loss of $92,183 for the year ended June 30, 2010. Contributing to the period over period differences were bank charges and interest of $15,564 (2010 -$14,223), filing and financing fees of $7,803 (2010 - $7,068), legal and accounting fees of $7,141 (2010 - $7,292), management fees of $60,000 (2010 - $60,000), rent of $3,600 (2010 - $3,600) and recovery of expense of $12,000 (2010 -$Nil).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2011, we had cash on hand of $3,084 (2010 - $3,033) and liabilities of $212,774 (2010 - $194,029) consisting of accounts payable and accrued liabilities of $15,834 (2010 - $23,181) and loans from our president, Mr. Tim Coupland, for $196,940 (2010 - $170,848).

We will require additional funding in order to cover all anticipated administration costs and to proceed with the phase one and two of stage one exploration program that is estimated to cost $100,000, as well as the stage two drilling program on the property, estimated to cost $200,000.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to June 30, 2011. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on January 21, 2004 to June 30, 2011.

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

Changes in accounting policies

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This ASU should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and terms of share-based payment arrangements. ASU No. 2010-13 is effective for fiscal quarters beginning after 15 December 2010. The adoption of ASU No. 2010-13 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for Securities and Exchange Commission filers to disclose the date through which an entity has evaluated subsequent events. ASU No. 2010-09 is effective for fiscal quarters beginning after 15 December 2010. The adoption of ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. The adoption of ASU 2010-06 did not have a material effect on its consolidated financial statements.

Recent accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income”, which gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 is effective for fiscal quarters beginning after 15 December 2011. The adoption of ASU No. 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

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
30 June 2011

JAMES STAFFORD

James Stafford, Inc.
Chartered Accountants
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
www.jamesstafford.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Dynamic Gold Corp.
(An Exploration Stage Company)

We have audited the consolidated balance sheets of Dynamic Gold Corp. (the “Company”) as at 30 June 2011 and 2010 and the related consolidated statements of operations and deficit, cash flows and changes in stockholders’ deficiency for each of the years in the three-year period ended 30 June 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at 30 June 2011 and 2010 and the results of its operations and its cash flows for each of the years in the three-year period ended 30 June 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford
Chartered Accountants
Vancouver, Canada

12 August 2011, except for Note 12, as to which the date is 15 September 2011

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at	As at
	30 June	30 June
	2011	2010
	$	$

Assets

Current
Cash and cash equivalents	3,084	3,033

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	15,834	23,181
Due to related party (Note 5)	196,940	170,848

	212,774	194,029

Shareholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
30 June 2011 – 9,515,000 common shares
30 June 2010 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	290,985	227,385
Deficit, accumulated during the exploration stage	(510,190)	(427,896)

	(209,690)	(190,996)

	3,084	3,033

Nature and Continuance of Operations (Note 1), Commitment and Congtingency (Note 9) and Subsequent Event (Note 12)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)

	For the
	period from
	the date of
	inception on
	21 January		For the
	2004	For the	year	For the
	to 30 June	year ended	ended	year ended
	2011	30 June	30 June	30 June
	(Unaudited)	2011	2010	2009
	$	$	$	$

Expenses
Advertising and promotion	3,523	-	-	620
Bank charges and interest (Note 5)	50,332	15,564	14,223	12,252
Filing and financing fees	31,877	7,803	7,068	5,085
Legal and accounting	116,330	7,141	7,292	17,998
Management fees (Notes 7 and 10)	252,000	60,000	60,000	60,000
Mineral property exploration costs	12,816	-	-	-
Office and miscellaneous	1,705	186	-	-
Rent (Notes 7 and 10)	18,000	3,600	3,600	3,600
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-
Recovery of expenses (Notes 4, 9 and 10)	(12,000)	(12,000)	-	-

Net loss for the period	(510,190)	(82,294)	(92,183)	(99,555)

Deficit, accumulated during the exploration stage, beginning of period	-	(427,896)	(335,713)	(236,158)

Deficit, accumulated during the exploration stage, end of period	(510,190)	(510,190)	(427,896)	(335,713)

Basic and diluted loss per common share (Note 2)		(0.009)	(0.010)	(0.010)

Weighted average number of common shares outstanding		9,515,000	9,515,000	9,515,000

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period
	from the date of
	inception on 21	For the	For the	For the
	January 2004	year	year	year
	to 30 June	ended	ended	ended
	2011	30 June	30 June	30 June
	(Unaudited)	2011	2010	2009
	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(510,190)	(82,294)	(92,183)	(99,555)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	270,000	63,600	63,600	63,600
Accrued interest (Note 5)	45,440	14,592	13,170	11,167
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-
Recovery of expenses (Notes 4, 9, and 10)	(12,000)	(12,000)	-	-
Changes in operating assets and liabilities
Decrease in amounts receivable	-	-	-	1,968
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	27,834	4,653	(6,034)	(9,993)

	(143,309)	(11,449)	(21,447)	(32,813)

Cash flows used in investing activity
Mineral property acquisition costs (Note 3)	(35,607)	-	-	-

Cash flows from financing activity
Issuance of common shares for cash	30,500	-	-
Increase in due to related party (Note 5)	151,500	11,500	15,000	35,000

	182,000	11,500	15,000	35,000

Increase (decrease) in cash and cash equivalents	3,084	51	(6,447)	2,187

Cash and cash equivalents, beginning of period	-	3,033	9,480	7,293

Cash and cash equivalents, end of period	3,084	3,084	3,033	9,480

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
For the period from the date of inception on 21 January 2004 to 30 June 2008 (Unaudited)
For the years ended 30 June 2009 to 2011

				Deficit,
				accumulated
	Number		Additional	during the	Total
	of shares	Capital	paid-in	exploration	stockholders’
	issued	Stock	capital	stage	deficiency
		$	$	$	$

Balance at 21 January 2004 (inception)	-	-	-	-	-
Common shares issued for cash ($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash ($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash ($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the period	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004 (Unaudited)	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005 (Unaudited)	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006 (Unaudited)	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(143,850)	(143,850)

Balance at 30 June 2008	9,515,000	9,515	100,185	(236,158)	(126,458)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(99,555)	(99,555)

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars
For the period from the date of inception on 21 January 2004 to 30 June 2008 (Unaudited)
For the years ended 30 June 2009 to 2011

				Deficit,
	Number			accumulated
	of shares		Additional	during the	Total
	issued	Capital	paid-in	exploration	shareholders’
		Stock	capital	stage	deficiency
		$	$	$	$

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(92,183)	(92,183)

Balance at 30 June 2010	9,515,000	9,515	227,385	(427,896)	(190,996)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(82,294)	(82,294)

Balance at 30 June 2011	9,515,000	9,515	290,985	(510,190)	(209,690)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

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

The Company’s consolidated financial statements as at 30 June 2011 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $82,294 for the year ended 30 June 2011 (30 June 2010 – $92,183, 30 June 2009 – $99,555, cumulative – $510,190) and has a working capital deficit of $209,690 at 30 June 2011 (30 June 2010 – $190,996).

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

At 30 June 2011, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

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
30 June 2011

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at 30 June 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 30 June 2011.

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
30 June 2011

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

Changes in accounting policies

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This ASU should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and terms of share-based payment arrangements. ASU No. 2010-13 is effective for fiscal quarters beginning after 15 December 2010. The adoption of ASU No. 2010-13 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for Securities and Exchange Commission filers to disclose the date through which an entity has evaluated subsequent events. ASU No. 2010-09 is effective for fiscal quarters beginning after 15 December 2010. The adoption of ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. The adoption of ASU 2010-06 did not have a material effect on its consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income”, which gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.

The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 is effective for fiscal quarters beginning after 15 December 2011. The adoption of ASU No. 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the year ended 30 June 2011 (30 June 2010 - $Nil, 30 June 2009 - $Nil, cumulative - $35,607).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

During the year ended 30 June 2011, the Company wrote off accounts payable balances in the amount of $12,000 (30 June 2010 - $Nil, 30 June 2009 - $Nil, cumulative - $12,000) related to consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future. The write down has been recorded as a recovery of expenses and a decrease in accounts payable (Notes 9 and 10).

5.	Due to Related Party

On 29 October 2010, the Company received an advance of $6,500 from the officer, director and shareholder of the Company.

On 8 January 2011, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Loan Amending Agreement”). The Loan Amending Agreement extended the repayment date on the amount due from 8 January 2011 to 8 January 2012.

On 12 March 2011, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Amending Agreement”). The Amending Agreement extended the principal balance of the loan from $146,500 to $151,500. The Company received the advance of $5,000 from the officer, director and shareholder of the Company on 12 March 2011 (Note 10).

The amount due to related party of $196,940 as at 30 June 2011 (30 June 2010 – $170,848) is due to an officer, director and shareholder of the Company. The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayable on 8 January 2012. During the year ended 30 June 2011, the Company accrued interest of $14,592 (30 June 2010 - $13,170, 30 June 2009 - $11,167, cumulative - $45,440). The balance of $196,940 consists of principal and accrued interest of $151,500 and $45,440, respectively (Notes 9 and 10).

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

7.	Related Party Transactions

During the year ended 30 June 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2010 – $60,000, 30 June 2009 – $60,000, cumulative –$252,000) and for rent in the amount of $3,600 (30 June 2010 – $3,600, 30 June 2009 – $3,600, cumulative –$18,000) (Note 10).

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2011. There are no current or deferred tax expenses for the year ended 30 June 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the	For the	For the
	year	year	year
	ended	ended	ended
	30 June	30 June	30 June
	2011	2010	2009
	$	$	$

Deferred tax asset attributable to:
Current operations	27,980	31,342	33,849
Contributions to capital by related parties	(21,624)	(21,624)	(21,624)
Less: Change in valuation allowance	(6,356)	(9,718)	(12,225)

Net refundable amount	-	-	-

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

The composition of the Company’s deferred tax assets as at 30 June 2011 and 30 June 2010 are as follows:

	As at 30 June	As at 30 June
	2011	2010
	$	$

Net income tax operating loss carryforward	510,190	427,896

Statutory federal income tax rate	34.00%	34.00%
Contributed rent and services	-17.99%	-16.40%
Effective income tax rate	0%	0%

Deferred tax assets	81,665	75,309
Less: Valuation allowance	(81,665)	(75,309)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2011, the Company has an unused net operating loss carry-forward balance of approximately $240,190 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2031.

9.	Commitment and Contingency

The Company is committed to future payments under its related party loan arrangement (Notes 5 and 10).

During the year ended 30 June 2011, the Company wrote off accounts payable balances in the amount of $12,000 (30 June 2010 - $Nil, 30 June 2009 - $Nil, cumulative - $12,000) related consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider that these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future (Notes 4 and 10).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

10.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date
of inception on
	21 January	For the	For the	For the
	2004	year	year	year
	to 30 June	ended	ended	ended
	2011	30 June	30 June	30 June
	(Unaudited)	2011	2010	2009
	$	$	$	$

Cash paid during the period for interest	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-

During the year ended 30 June 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2010 – $60,000, 30 June 2009 – $60,000, cumulative –$252,000) and for rent in the amount of $3,600 (30 June 2010 – $3,600, 30 June 2009 – $3,600, cumulative –$18,000) (Note 7).

During the year ended 30 June 2011, the Company accrued interest of $14,592 (30 June 2010 - $13,170, 30 June 2009 – $11,167, cumulative – $45,440) related to a loan payable to a related party (Notes 5 and 9).

During the year ended 30 June 2011, the Company wrote off accounts payable balances in the amount of $12,000 (30 June 2010 - $Nil, 30 June 2009 – $Nil, cumulative – $12,000) related to consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider that these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future (Notes 4 and 9).

11.	Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and due to related party approximates fair value due to the short term maturity of these financial instruments.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The Canadian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $85 higher ($85 lower).

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

There are no subsequent events from the date of the year ended 30 June 2011 to the date the consolidated financial statements were available to be issued on 15 September 2011.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of June 30, 2011, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Gord Steblin, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly consolidated financial statements as of June 30, 2011 and believe they are effective.

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

Changes in internal controls

Based on the evaluation as of June 30, 2011, Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Gord Steblin, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8A(T) – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures above.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors

Name of Director	Age	Since
Tim Coupland	52	01/24/2004
Brian Game	48	01/24/2004
Robert Hall	34	04/26/2007

Executive Officers and Management

Name of Officer	Age	Office	Since
Tim Coupland	52	President, Chief Executive Officer	01/24/2004
Gord Steblin	51	Chief Financial Officer	02/09/2009
Tamiko Coupland	43	Corporate Secretary	04/26/2007

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

Gord Steblin, Chief Financial Officer

Mr. Steblin joined the Company as Chief Financial Officer for the Company on February 9, 2009. Mr. Steblin obtained a Bachelor of Commerce degree in 1983 from the University of British Columbia and in 1985 he became a Certified General Accountant. Mr. Steblin has over 20 years of financial experience in the junior mining/exploration sector. Mr. Steblin was previously the Chief Financial Officer of CanAlaska Uranium Ltd., El Nino Ventures Inc. and Pacific North West Capital Corp. Mr. Steblin is currently the Chief Financial Officer of Alberta Star Development Corp, Arctic Hunter Uranium Inc, Freegold Ventures Limited, Next Gen Metals Inc. and CVC Cayman Ventures Corp.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(A) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(A) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2011 all such filing requirements applicable to our officers and directors were current in their filings.

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

ITEM 10 – EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended June 30, 2011, 2010 and 2009.

Summary Compensation Table

Non-Equity
						Incentive	Nonqualified	All
				Stock	Option	Plan	Deferred	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Tim Coupland President, Chief Executive Officer and Director	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
Gord Steblin(1) Chief Financial Officer	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
Chantal Schutz(1)Former Chief Financial Officer and Director	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	1,641	1,641

Tamiko Coupland Corporate Secretary	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
Brian Game Director	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
Robert Hall Director	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
Note: (1) Mr. Gord Steblin was appointed to the office of CFO of Dynamic on February 9, 2009. Ms. Chantal Schutz was appointed as a director and to the office of CFO of Dynamic on May 8, 2008 and resigned on February 9, 2009.

Outstanding Equity Awards

As of September 23, 2011, our directors and executive officers did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our directors did not earn any compensation during the fiscal year ended June 30, 2011.

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

Title of		Amount and nature of	Percent of
class	Name and address of beneficial owner (2)	beneficial owner	class
(1)		(3)	(4)
Common	Tim Coupland	3,500,000	36.78%
Stock	President, Chief Executive Officer and Director	Direct
	Suite 506 – 675 West Hastings Street
	Vancouver, BC V6B 1N2
	Canada
Common	Brian Game	1,500,000	15.76%
Stock	Director	Direct
	Suite 300 – 675 West Hastings Street
	Vancouver, BC V6B 1N2
	Canada
Common	Robert Fedun	500,000	5.25%
Stock	Suite 2901 – 193 Aquarius Mews	Direct
	Vancouver, BC V6Z 2Z2
	Canada
Common	Dr. Douglas Coupland	500,000	5.25%
Stock	586 Barnham Place	Direct
	West Vancouver, BC V7S 1T7
	Canada
Common	David Lorne	500,000	5.25%
Stock	Suite 101 – 1184 Denman Street	Direct
	Vancouver, BC V6G 2M9
	Canada
Common	Mark Foreman	500,000	5.25%
Stock	2531 Borden Cres.	Direct
	Prince George, BC V2L 2X4
	Canada
Common	Larry Ilich	500,000	5.25%
Stock	1635 53 A. Street	Direct
	Delta, BC V4M 3G3
	Canada
Common	All Officers and Directors	5,000,000	52.55%
Stock	as a Group that Consists of Two People

The percent of class is based on 9,515,000 shares of common stock issued and outstanding as of the date of this annual report.

Changes in Control

We know of no arrangements the operation of which may result in a change of our control.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of the following parties has, during the fiscal year ended June 30, 2011, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 13 – EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title
3(i)	Articles of Incorporation*
3(ii)	Bylaws *
10.1	Mineral Property Bill of Sale*
10.2	Loan Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.3	Promissory Note dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.4	General Security Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.5	General Security Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gravel Holdings Ltd.**
10.6	Material Subsidiary Guarantee dated January 8, 2008 between Tim Coupland and Dynamic Gravel Holdings Ltd.**
10.7	Purchase and Sale Agreement dated January 8, 2008 between Dynamic Gravel Holdings Ltd. and Farshad Shirvani**
10.8	Loan Amending Agreement dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.9	Promissory Note dated May 24, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.10	Promissory Note dated August 14, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.11	Promissory Note dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.12	Trust Agreement dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.13	Loan Amending Agreement dated January 8, 2009 between Tim Coupland and Dynamic Gold Corp.******
10.14	Promissory Note dated June 8, 2009 between Tim Coupland and Dynamic Gold Corp.******
10.15	Loan Amending Agreement dated June 8, 2009 between Tim Coupland and Dynamic Gold Corp.******
10.16	Promissory Notes dated September 14, 2009, December 29, 2009 and June 18, 2010 between Tim Coupland and Dynamic Gold Corp.*******
10.17	Loan Amending Agreements dated September 14, 2009, December 29, 2009, January 8, 2010 and June 18, 2010 between Tim Coupland and Dynamic Gold Corp.*******
10.18	Promissory Notes dated October 29, 2010 and March 12, 2011 between Tim Coupland and Dynamic Gold Corp.
10.19	Loan Amending Agreements dated October 29, 2010, and March 12, 2011 between Tim Coupland and Dynamic Gold Corp.
10.20	Consent of Independent Registered Public Accounting Firm.

21	Subsidiaries*****
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Claims location map***
99.2	Comprehensive National Instrument 43-101 Technical Report****

*	Included in our original SB-2 Registration Statement filed on December 9, 2004.

**	Included in our 10-QSB filed on February 14, 2008.
***	Included in our SB-2 Amended Registration Statement filed on October 19, 2005.
****	Included in our 8K filed on June 6, 2008.
*****	Included in our 10-KSB filed on September 24, 2008.
******	Included in our 10-K filed on September 15, 2009.
*******	Included in our 10-K filed on September 15, 2010.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

James Stafford Chartered Accountants audited our consolidated financial statements for fiscal 2010 and 2011. The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2011	2010
Audit fees*	$2,989	$2,989
Audit-related fees**	3,798	3,010
Tax fees	-	-
All other fees	-	-
Total fees paid or accrued to our principal accountants	$6,787	$5,999

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

DYNAMIC GOLD CORP.

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

BY:	/ s / Gord Steblin
Gord Steblin, Chief Financial Officer

DATE:	September 23, 2011

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

Date:	September 23, 2011

BY:	/ s / Gord Steblin
Gord Steblin, Chief Financial Officer

DATE:	September 23, 2011

Exhibit 31.a

CERTIFICATION

I, Tim Coupland, certify that:

1.	I have reviewed the report of Dynamic Gold Corp.;

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

Date: September 23, 2011

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

Date: September 23, 2011

/ s / Gord Steblin
Gord Steblin, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Company’s Report of Dynamic Gold Corp. (the "Company") on Form 10-K for the year ended June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Coupland, Principal Executive Officer and I, Gord Steblin, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
September 23, 2011

/ s / Gord Steblin
Gord Steblin, Principal Financial Officer
September 23, 2011