Form 10-Q
period 2011-09-30
Dynamic Gold Corp.
filed 2011-11-07
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 7, 2011
Common stock, $.001 par value	9,515,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

		As at
	As at 30	30 June
	September	2011
	2011	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	708	3,084

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	8,307	15,834
Due to related party (Note 5)	209,259	196,940

	217,566	212,774
Stockholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 common shares, $0.001 par value
Issued and outstanding
30 September 2011 – 9,515,000 common shares
30 June 2011 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	306,885	290,985
Deficit, accumulated during the exploration stage	(533,258)	(510,190)

	(216,858)	(209,690)

	708	3,084

Nature and Continuance of Operations (Note 1), Commitment and Contingency (Note 9) and Subsequent Event (Note 12)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the
	period from
	the date of		For the three
	inception on	For the three	month
	21 January	month period	period ended
	2004 to 30	ended 30	30
	September	September	September
	2011	2011	2010
	$	$	$

Expenses
Advertising and promotion	3,523	-	-
Bank charges and interest (Note 5)	54,260	3,928	3,673
Filing and financing fees	34,763	2,886	2,898
Legal and accounting	116,411	81	789
Management fees (Notes 7 and 10)	267,000	15,000	15,000
Mineral property exploration costs	12,816	-	-
Office and miscellaneous	1,978	273	-
Rent (Notes 7 and 10)	18,900	900	900
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-
Recovery of expenses (Notes 4, 9 and 10)	(12,000)	-	-

Net loss for the period	(533,258)	(23,068)	(23,260)

Deficit, accumulated during the exploration stage, beginning of period	-	(510,190)	(427,896)

Deficit, accumulated during the exploration stage, end of period	(533,258)	(533,258)	(451,156)

Basic and diluted loss per common share		(0.002)	(0.002)

Weighted average number of common shares used in per share calculations		9,515,000	9,515,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the
	period from
	the date of	For the	For the
	inception	three	three
	on 21	month	month
	January	period	period
	2004 to 30	ended 30	ended 31
	September	September	September
	2011	2011	2010
	$	$	$

Cash flows used in operating activities
Net loss for the period	(533,258)	(23,068)	(23,260)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	285,900	15,900	15,900
Accrued interest (Note 5)	49,259	3,819	3,500
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-
Recovery of expenses (Notes 4 and 9)	(12,000)	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	20,307	(7,527)	902

	(154,185)	(10,876)	(2,958)

Cash flows used in investing activities
Mineral property acquisition costs (Note 3)	(35,607)	-	-

Cash flows from financing activities
Issuance of common shares for cash	30,500	-	-
Increase in due to related party (Note 5)	160,000	8,500	-

	190,500	8,500	-

Increase (decrease) in cash and cash equivalents	708	(2,376)	(2,958)

Cash and cash equivalents, beginning of period	-	3,084	3,033

Cash and cash equivalents, end of period	708	708	75

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares	Capital	paid-in	exploration	stockholders’
	issued	stock	capital	stage	deficiency
		$	$	$	$

Balance at 21 January 2004 (inception)	-	-	-	-	-
Common shares issued for cash ($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash ($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash ($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the period	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(143,850)	(143,850)

Balance at 30 June 2008	9,515,000	9,515	100,185	(236,158)	(126,458)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(99,555)	(99,555)

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(92,183)	(92,183)

Balance at 30 June 2010	9,515,000	9,515	227,385	(427,896)	(190,996)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(82,294)	(82,294)

Balance at 30 June 2011	9,515,000	9,515	275,085	(510,190)	(209,690)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares	Capital	paid-in	exploration	stockholders’
	issued	stock	capital	stage	deficiency
		$	$	$	$

Balance at 30 June 2011	9,515,000	9,515	290,985	(510,190)	(209,690)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	15,900	-	15,900
Net loss for the period	-	-	-	(23,068)	(23,068)

Balance at 30 September 2011	9,515,000	9,515	306,885	(533,258)	(216,858)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

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

The Company’s interim consolidated financial statements as at 30 September 2011 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $23,068 for the three month period ended 30 September 2011 (30 September 2010 – $23,260, cumulative –$533,258), and has a working capital deficit of $216,858 at 30 September 2011 (30 June 2011 – $209,690).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2012. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These interim consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 September 2011, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

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
30 September 2011

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the interim consolidated financial statements. As at 30 September 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 30 September 2011.

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
30 September 2011

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income”. ASU No. 2011-05 presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be retrospectively applied and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011. As ASU 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect that the adoption of this update will have a material effect on its interim consolidated financial statements.

In May 2011, the FASB issues ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs”. This update requires disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy, the sensitivity of fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs, and of the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011. The Company does not expect that the adoption of this update will have a material effect on its interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the three month period ended 30 September 2011 (30 September 2010 – $Nil, cumulative – $35,607).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the year ended 30 June 2011, the Company wrote off accounts payable balances in the amount of $12,000 related to consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future. The write down has been recorded as a recovery of expenses and a decrease in accounts payable (Notes 9 and 10).

5.	Due to Related Party

On 8 January 2011, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Loan Amending Agreement”). The Loan Amending Agreement extended the repayment date on the amount due from 8 January 2011 to 8 January 2012.

On 22 September 2011, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Amending Agreement”). The Amending Agreement extended the principal balance of the loan from $151,500 to $160,000. The Company received the advance of $8,500 from the officer, director and shareholder of the Company in September 2011 (Note 9).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

The amount due to related party of $209,259 as at 30 September 2011 (30 June 2011 – $196,940) is due to an officer, director and shareholder of the Company. The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayable on 8 January 2012. During the three month period ended 30 September 2011, the Company accrued interest of $3,819 (30 September 2010 -$3,500, cumulative – $49,259). The balance of $209,259 consists of principal and accrued interest of $160,000 and $49,259, respectively (Notes 9 and 10).

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

7.	Related Party Transactions

During the three month period ended 30 September 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $15,900 (30 September 2010 – $15,900, cumulative – $267,000) and for rent in the amount of $900 (30 September 2010 – $900, cumulative – $18,900) (Note 10).

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2011. There are no current or deferred tax expenses for the three month period ended 30 September 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

The provision for refundable federal income tax consists of the following:

	For the	For the
	three month	three month
	period ended	period ended
	30 September	30 September
	2011	2010
	$	$

Net loss before income taxes	(23,068)	(23,260)

Income tax (recovery) at statutory rate	7,843	7,908
Contributions to capital by related parties	(5,406)	(5,406)
Less: Change in valuation allowance	(2,437)	(2,502)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 September 2011 and 30 June 2010 are as follows:

	As at 30	As at 30 June
	September	2011
	2011	(Audited)
	$	$

Net income tax operating loss carryforward	533,258	510,190

Statutory federal income tax rate	34%	34%
Contributed rent and services	-18.23%	-17.99%
Effective income tax rate	0%	0%

Future tax assets (liabilities)	84,102	81,665
Less: Valuation allowance	(84,102)	(81,665)

Actual income taxes	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2011, the Company has an unused net operating loss carry-forward balance of approximately $247,358 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2032.

9.	Commitment and Contingency

The Company is committed to future payments under its related party loan arrangement (Notes 5 and 10).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

During the year ended 30 June 2011, the Company wrote off accounts payable balances in the amount of $12,000 related consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider that these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future (Notes 4 and 10).

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period	For the	For the
	from the date of	three month	three month
	inception on 21	period	period
	January 2004	ended 30	ended 30
	to 30 September	September	September
	2011	2011	2010
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the three month period ended 30 September 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (30 September 2010 – $15,000 cumulative – $267,000) and for rent in the amount of $900 (30 September 2010 – $900, cumulative – $18,900) (Note 7).

During the three month period ended 30 September 2011, the Company accrued interest of $3,819 (30 September 2010 - $3,500, cumulative – $49,259) related to a loan payable to a related party (Notes 5 and 9).

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

If the Canadian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $221 higher ($221 lower).

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

There was no subsequent event from the date of the three month period ended 30 September 2011 to the date the interim consolidated financial statements were available to be issued on 7 November 2011.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Dynamic Gold”, “Company”, “we”, “our”, and “us” refer to Dynamic Gold Corp. and its subsidiary, as a consolidated entity, unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2011 including the following:

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

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans; in September 2011, the Company borrowed $8,500 (30 September 2010 - $Nil) from an officer, director and shareholder of the Company. This promissory note payable bears interest at 10% per annum. During the three month period ended September 30, 2011, $3,819 (30 September 2010 - $3,500) interest has been accrued and is secured by a general agreement over all the assets of the Company and is due and repayable January 8, 2012.

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

Results of Operations for the Three Month Period Ending September 30, 2011

We have not earned any revenues from our incorporation on January 21, 2004 to September 30, 2011. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the three month period ended September 30, 2011 was $23,068 compared to a net loss of $23,260 for the three month period ended September 30, 2010. The decrease in net loss for the three month period ended September 30, 2011 is mainly attributed to filing and financing fees, bank charges and interest and legal and accounting fees.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the three month periods ended September 30, 2011 and September 30, 2010. The Company did not conduct exploration activities during these periods.

Filing and financing fees decreased $12 to $2,886 for the three month period ended September 30, 2011 from $2,898 for the three month period ended September 30, 2010. The filing and financing fees period over period remained constant and consists of fees incurred to file our regulatory quarterly and annual filings with the British Columbia Securities Commission and United States Securities and Exchange Commission.

Bank charges and interest have increased $255 to $3,928 for the three month period ended September 30, 2011 from $3,673 for the three month period ended September 30, 2010. The increase in bank charges and interest period over period is due mainly to the interest accrued on the loan of $160,000 from our President, Mr. Tim Coupland.

Legal and accounting fees decreased $708 to $81 for the three month period ended September 30, 2011 from $789 for the three month period ended September 30, 2010. The decrease in legal and accounting fees period over period is due mainly to decreased professional fees incurred to prepare and file our regulatory quarterly and annual filings with the British Columbia Securities Commission and United States Securities and Exchange Commission.

During the three month period ended September 30, 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (2010 - $15,000) and for rent in the amount of $900 (2010 - $900).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At September 30, 2011, we had cash on hand of $708 and liabilities of $217,566 consisting of accounts payable and accrued liabilities of $8,307 and cash advances from our president, Tim Coupland, for $209,259.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to September 30, 2011. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

An additional $Nil (September 30, 2010 - $Nil) has been incurred in connection with the preparation and completion of the Comprehensive National Instrument 43-101 compliant report on the Super Mammoth Gravel Project.

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

As of September 30, 2011 we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of September 30, 2011, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Rob Hall, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2011 and believe they are effective.

Based upon their evaluation of our controls, Tim Coupland, our President and Chief Executive Officer, and Rob Hall, our Chief Financial Officer, has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

Based on the evaluation as of September 30, 2011, Tim Coupland, our President and Chief Executive Officer, and Rob Hall, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

November 7, 2011	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

November 7, 2011	BY:	/s/ Rob Hall
Date		Rob Hall, Chief Financial Officer

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

Date: November 7, 2011

/ s / Tim Coupland
Tim Coupland, President and CEO

(Principal Executive Officer)

Exhibit 31.b

CERTIFICATION

I, Rob Hall, certify that:

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

Date: November 7, 2011

/ s / Rob Hall
Rob Hall, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended September 30, 2011, each of Tim Coupland, the Chief Executive Officer, and Rob Hall, the Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
November 7, 2011

/ s / Rob Hall
Rob Hall, Principal Financial Officer
November 7, 2011