Form 10-Q
period 2011-12-31
Dynamic Gold Corp.
filed 2012-02-10
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 10, 2012
Common stock, $.001 par value	9,515,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

		As at
	As at 31	30 June
	December	2011
	2011	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	151	3,084

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	12,068	15,834
Due to related party (Note 5)	213,259	196,940

	225,327	212,774

Stockholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 common shares, $0.001 par value
Issued and outstanding
31 December 2011 – 9,515,000 common shares
30 June 2011 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	322,785	290,985
Deficit, accumulated during the exploration stage	(557,476)	(510,190)

	(225,176)	(209,690)

	151	3,084

Nature and Continuance of Operations (Note 1), Commitment and Contingency (Note 9) and Subsequent Events (Note 12)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Rob Hall	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the
	period from	For the	For the	For the	For the
	the date of	three	three	six	six
	inception on	month	month	month	month
	21 January	period	period	period	period
	2004 to 31	ended 31	ended 31	ended 31	ended 31
	December	December	December	December	December
	2011	2011	2010	2011	2010
	$	$	$	$	$

Expenses
Advertising and promotion	3,523	-	-	-	-
Bank charges and interest (Note 5)	58,296	4,036	3,810	7,964	7,484
Filing and financing fees	37,742	2,979	1,737	5,865	4,634
Legal and accounting	117,714	1,303	1,388	1,384	2,177
Management fees (Notes 7 and 10)	282,000	15,000	15,000	30,000	30,000
Mineral property exploration costs	12,816	-	-	-	-
Office and miscellaneous	1,978	-	-	273	-
Rent (Notes 7 and 10)	19,800	900	900	1,800	1,800
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-	-
Recovery of expenses (Notes 4, 9 and 10)	(12,000)	-	-	-	-

Net loss for the period	(577,476)	(24,218)	(22,835)	(47,286)	(46,095)

Deficit, accumulated during the exploration stage, beginning of period	-	(533,258)	(451,156)	(510,190)	(427,896)

Deficit, accumulated during the exploration stage, end of period	(557,476)	(557,476)	(473,991)	(557,476)	(473,991)

Basic and diluted loss per common share		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding		9,515,000	9,515,000	9,515,000	9,515,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the
	period from	For the	For the
	the date of	three	three	For the	For the
	inception on	month	month	six month	six month
	21 January	period	period	period	period
	2004 to 31	ended 31	ended 31	ended 31	ended 31
	December	December	December	December	December
	2011	2011	2010	2011	2010
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(557,476)	(24,218)	(22,835)	(47,286)	(46,095)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	301,800	15,900	15,900	31,800	31,800
Accrued interest (Note 5)	53,259	4,000	3,614	7,819	7,114
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-	-
Recovery of expenses (Notes 4 and 9)	(12,000)	-	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	24,068	3,761	(2,509)	(3,766)	(1,607)

	(154,742)	(557)	(5,830)	(11,433)	(8,788)

Cash flows used in investing activities
Mineral property acquisition costs (Note 3)	(35,607)	-	-	-	-

Cash flows from financing activities
Issuance of common shares for cash	30,500	-	-	-	-
Increase in due to related party (Note 5)	160,000	-	6,500	8,500	6,500
	190,500	-	6,500	8,500	6,500

Increase (decrease) in cash and cash equivalents	151	(557)	670	(2,933)	(2,288)

Cash and cash equivalents, beginning of period	-	708	75	3,084	3,033

Cash and cash equivalents, end of period	151	151	745	151	745

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares	Capital	paid-in	exploration	stockholders’
	issued	stock	capital	stage	deficiency
		$	$	$	$

Balance at 30 June 2011	9,515,000	9,515	290,985	(510,190)	(209,690)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	31,800	-	31,800
Net loss for the period	-	-	-	(47,286)	(47,286)

Balance at 31 December 2011	9,515,000	9,515	322,785	(557,476)	(225,176)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2011

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

The Company’s interim consolidated financial statements as at 31 December 2011 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $47,286 for the six month period ended 31 December 2011 (31 December 2010 – $46,095, cumulative – $557,476), and has a working capital deficit of $225,176 at 31 December 2011 (30 June 2011 – $209,690).

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

At 31 December 2011, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2011

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
31 December 2011

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the interim consolidated financial statements. As at 31 December 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2011

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 31 December 2011.

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
31 December 2011

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
31 December 2011

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the six month period ended 31 December 2011 (31 December 2010 – $Nil, cumulative – $35,607).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the year ended 30 June 2011, the Company wrote off accounts payable balances in the amount of $12,000 related to consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future. The write down has been recorded as a recovery of expenses and a decrease in accounts payable (Note 9).

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2011

The amount due to related party of $213,259 as at 31 December 2011 (30 June 2011 – $196,940) is due to an officer, director and shareholder of the Company. The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayable on 8 January 2012. During the six month period ended 31 December 2011, the Company accrued interest of $7,819 (31 December 2010 - $7,114, cumulative – $53,259). The balance of $213,259 consists of principal and accrued interest of $160,000 and $53,259, respectively (Notes 9 and 10).

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

7.	Related Party Transactions

During the six month period ended 31 December 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (31 December 2010 – $30,000, cumulative – $282,000) and for rent in the amount of $1,800 (31 December 2010 – $1,800, cumulative – $19,800) (Note 10).

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2011. There are no current or deferred tax expenses for the six month period ended 31 December 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2011

The provision for refundable federal income tax consists of the following:

	For the	For the
	six month	six month
	period ended	period ended
	31 December	31 December
	2011	2010
	$	$

Net loss before income taxes	(47,286)	(46,095)

Income tax (recovery) at statutory rate	16,077	15,672
Contributions to capital by related parties	(10,812)	(10,812)
Less: Change in valuation allowance	(5,265)	(4,860)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 December 2011 and 30 June 2011 are as follows:

	As at 31	As at 30 June
	December	2011
	2011	(Audited)
	$	$

Net income tax operating loss carryforward	557,476	510,190

Statutory federal income tax rate	34%	34%
Contributed rent and services	-18.41%	-17.99%
Effective income tax rate	0%	0%

Future tax assets (liabilities)	86,930	81,665
Less: Valuation allowance	(86,930)	(81,665)

Actual income taxes	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2011, the Company has an unused net operating loss carry-forward balance of approximately $275,676 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2032.

9.	Commitment and Contingency

The Company is committed to future payments under its related party loan arrangement (Notes 5 and 10).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2011

During the year ended 30 June 2011, the Company wrote off accounts payable balances in the amount of $12,000 related consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider that these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future (Note 4).

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period	For the	For the
	from the date of	six month	six month
	inception on 21	period	period
	January 2004	ended 31	ended 31
	to 31 December	December	December
	2011	2011	2010
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the six month period ended 31 December 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (31 December 2010 – $30,000 cumulative – $282,000) and for rent in the amount of $1,800 (31 December 2010 – $1,800, cumulative – $19,800) (Note 7).

During the six month period ended 31 December 2011, the Company accrued interest of $7,819 (31 December 2010 - $7,114, cumulative – $53,259) related to a loan payable to a related party (Notes 5 and 9).

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 December 2011

If the Canadian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $46 higher ($46 lower).

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

12.	Subsequent Events

The following events occurred from the date of the six month period ended 31 December 2011 to the date the interim consolidated financial statements were available to be issued on 10 February 2012:

On 7 January 2012, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Amending Agreement”). The Amending Agreement extended the principal balance of the loan from $160,000 to $170,000. The Company received the advance of $10,000 from the officer, director and shareholder of the Company on 7 January 2012.

On 8 January 2012, the Company entered into another loan amending agreement with an officer, director and shareholder of the Company, which extended the repayment date on the amount due from 8 January 2012 to 8 January 2013.

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

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans; in September 2011, the Company borrowed $8,500 (31 December 2010 - $Nil) from an officer, director and shareholder of the Company. This promissory note payable bears interest at 10% per annum. During the six month period ended December 31, 2011, $7,819 (31 December 2010 - $7,114) interest has been accrued and is secured by a general agreement over all the assets of the Company and is due and repayable January 8, 2012. On January 7, 2012, the Company borrowed a further $10,000 from an officer, director and shareholder of the Company. On January 8, 2012, the repayment date on the amount due was extended to January 8, 2013.

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

Results of Operations for the Six Month Period Ending December 31, 2011

We have not earned any revenues from our incorporation on January 21, 2004 to December 31, 2011. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the six month period ended December 31, 2011 was $47,286 compared to a net loss of $46,095 for the six month period ended December 31, 2010. The increase in net loss for the six month period ended December 31, 2011 is mainly attributed to filing and financing fees, bank charges and interest and legal and accounting fees.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the six month periods ended December 31, 2011 and December 31, 2010. The Company did not conduct exploration activities during these periods.

Filing and financing fees increased $1,231 to $5,865 for the six month period ended December 31, 2011 from $4,634 for the six month period ended December 31, 2010. The filing and financing fees period over period remained constant and consists of fees incurred to file our regulatory quarterly and annual filings with the British Columbia Securities Commission and United States Securities and Exchange Commission.

Bank charges and interest have increased $480 to $7,964 for the six month period ended December 31, 2011 from $7,484 for the six month period ended December 31, 2010. The increase in bank charges and interest period over period is due mainly to the interest accrued on the loan of $160,000 from our President, Mr. Tim Coupland.

Legal and accounting fees decreased $793 to $1,384 for the six month period ended December 31, 2011 from $2,177 for the six month period ended December 31, 2010. The decrease in legal and accounting fees period over period is due mainly to decreased professional fees incurred to prepare and file our regulatory quarterly and annual filings with the British Columbia Securities Commission and United States Securities and Exchange Commission.

During the six month period ended December 31, 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (2010 - $30,000) and for rent in the amount of $1,800 (2010 - $1,800).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At December 31, 2011, we had cash on hand of $151 and liabilities of $225,327 consisting of accounts payable and accrued liabilities of $12,068 and cash advances from our president, Tim Coupland, for $213,259.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to December 31, 2011. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

An additional $Nil (December 31, 2010 - $Nil) has been incurred in connection with the preparation and completion of the Comprehensive National Instrument 43-101 compliant report on the Super Mammoth Gravel Project.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that would require disclosure.

Subsequent Events

On January 7, 2012, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Amending Agreement”). The Amending Agreement extended the principal balance of the loan from $160,000 to $170,000. The Company received the advance of $10,000 from the officer, director and shareholder of the Company on January 7, 2012.

On January 8, 2012, the Company entered into another loan amending agreement with an officer, director and shareholder of the Company, which extended the repayment date on the amount due from January 8, 2012 to January 8, 2013.

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

As of December 31, 2011 we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of December 31, 2011, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Rob Hall, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of December 31, 2011 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of December 31, 2011, Tim Coupland, our President and Chief Executive Officer, and Rob Hall, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

February 10, 2012	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

February 10, 2012	BY:	/s/ Rob Hall
Date		Rob Hall, Chief Financial Officer

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

Date: February 10, 2012

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

Date: February 10, 2012

/ s / Rob Hall
Rob Hall, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended December 31, 2011, each of Tim Coupland, the Chief Executive Officer, and Rob Hall, the Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
February 10, 2012

/ s / Rob Hall
Rob Hall, Principal Financial Officer
February 10, 2012