Form 10-Q
period 2012-03-31
Dynamic Gold Corp.
filed 2012-05-11
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 11, 2012
Common stock, $.001 par value	9,515,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

		As at
	As at 31	30 June
	March	2011
	2012	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	3,712	3,084

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	16,589	15,834
Due to related party (Note 5)	227,492	196,940

	244,081	212,774

Stockholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 common shares, $0.001 par value
Issued and outstanding
31 March 2012 – 9,515,000 common shares
30 June 2011 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	338,685	290,985
Deficit, accumulated during the exploration stage	(588,569)	(510,190)

	(240,369)	(209,690)

	3,712	3,084

Nature and Continuance of Operations (Note 1), Commitment and Contingency (Note 9) and Subsequent Events (Note 12)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Rob Hall	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the	For the	For the	For the	For the
	period from	three	three	nine	nine
	the date of	month	month	month	month
	inception on	period	period	period	period
	21 January	ended 31	ended 31	ended 31	ended 31
	2004 to 31	March	March	March	March
	March 2012	2012	2011	2012	2011
	$	$	$	$	$

Expenses
Advertising and promotion	3,523	-	-	-	-
Bank charges and interest (Note 5)	62,829	4,533	4,047	12,497	11,530
Filing and financing fees	46,484	8,742	1,903	14,607	6,537
Legal and accounting	119,136	1,422	1,242	2,806	3,420
Management fees (Notes 7 and 10)	297,000	15,000	15,000	45,000	45,000
Mineral property exploration costs	12,816	-	-	-	-
Office and miscellaneous	2,474	496	-	769	-
Rent (Notes 7 and 10)	20,700	900	900	2,700	2,700
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-	-
Recovery of expenses (Notes 4 and 9)	(12,000)	-	-	-	-

Net loss for the period	(588,569)	(31,093)	(23,092)	(78,379)	(69,187)

Deficit, accumulated during the exploration stage, beginning of period	-	(557,476)	(473,991)	(510,190)	(427,896)

Deficit, accumulated during the exploration stage, end of period	(588,569)	(588,569)	(497,083)	(588,569)	(497,083)

Basic and diluted loss per common share		(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of common shares outstanding		9,515,000	9,515,000	9,515,000	9,515,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the	For the	For the	For the	For the
	period from	three	three	nine	nine
	the date of	month	month	month	month
	inception on	period	period	period	period
	21 January	ended 31	ended 31	ended 31	ended 31
	2004 to 31	March	March	March	March
	March 2012	2012	2011	2012	2011
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(588,569)	(31,093)	(23,092)	(78,379)	(69,187)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	317,700	15,900	15,900	47,700	47,700
Accrued interest (Note 5)	57,492	4,233	3,690	12,052	10,804
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-	-
Recovery of expenses (Notes 4 and 9)	(12,000)	-	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	28,589	4,521	878	755	(729)

	(161,181)	(6,439)	(2,624)	(17,872)	(11,412)

Cash flows used in investing activities
Mineral property acquisition costs (Note 3)	(35,607)	-	-	-	-

Cash flows from financing activities
Issuance of common shares for cash	30,500	-	-	-	-
Increase in due to related party (Note 5)	170,000	10,000	5,000	18,500	11,500

	200,500	10,000	5,000	18,500	11,500

Increase in cash and cash equivalents	3,712	3,561	2,376	628	88

Cash and cash equivalents, beginning of period	-	151	745	3,084	3,033

Cash and cash equivalents, end of period	3,712	3,712	3,121	3,712	3,121

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares	Capital	paid-in	exploration	stockholders’
	issued	stock	capital	stage	deficiency
		$	$	$	$

Balance at 30 June 2011	9,515,000	9,515	290,985	(510,190)	(209,690)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	47,700	-	47,700
Net loss for the period	-	-	-	(78,379)	(78,379)

Balance at 31 March 2012	9,515,000	9,515	338,685	(588,569)	(240,369)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

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

The Company’s interim consolidated financial statements as at 31 March 2012 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $78,379 for the nine month period ended 31 March 2012 (31 March 2011 – $69,187, cumulative – $588,569), and has a working capital deficit of $240,369 at 31 March 2012 (30 June 2011 – $209,690).

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

At 31 March 2012, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

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
31 March 2012

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the interim consolidated financial statements. As at 31 March 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 31 March 2012.

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
31 March 2012

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the nine month period ended 31 March 2012 (31 March 2011 – $Nil, cumulative – $35,607).

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

5.	Due to Related Party

On 22 September 2011, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “First Amending Agreement”). The First Amending Agreement extended the principal balance of the loan from $151,500 to $160,000. The Company received the advance of $8,500 from the officer, director and shareholder of the Company in September 2011 (Note 9).

On 7 January 2012, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Second Amending Agreement”), superseding the First Amending Agreement. The Second Amending Agreement extended the principal balance of the loan from $160,000 to $170,000. The Company received the advance of $10,000 from the officer, director and shareholder of the Company in January 2012 (Note 9).

On 8 January 2012, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Loan Amending Agreement”). The Loan Amending Agreement extended the repayment date on the amount due from 8 January 2012 to 8 January 2013.

The amount due to related party of $227,492 as at 31 March 2012 (30 June 2011 – $196,940) is due to an officer, director and shareholder of the Company. The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayable on 8 January 2013. During the nine month period ended 31 March 2012, the Company accrued interest of $12,052 (31 March 2011 - $10,804, cumulative – $57,492). The balance of $227,492 consists of principal and accrued interest of $170,000 and $57,492, respectively (Notes 9 and 10).

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

7.	Related Party Transactions

During the nine month period ended 31 March 2012, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (31 March 2011 – $45,000, cumulative – $297,000) and for rent in the amount of $2,700 (31 March 2011 – $2,700, cumulative – $20,700) (Note 10).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2012. There are no current or deferred tax expenses for the nine month period ended 31 March 2012 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the	For the
	nine month	nine month
	period ended	period ended
	31 March	31 March
	2012	2011
	$	$

Net loss before income taxes	(78,379)	(69,187)

Income tax (recovery) at statutory rate	26,649	23,524
Contributions to capital by related parties	(16,218)	(16,218)
Less: Change in valuation allowance	(10,431)	(7,306)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 March 2012 and 30 June 2011 are as follows:

		As at 30 June
	As at 31	2011
	March 2012	(Audited)
	$	$

Net income tax operating loss carryforward	588,569	510,190

Statutory federal income tax rate	34%	34%
Contributed rent and services	-18.35%	-17.99%
Effective income tax rate	0%	0%

Future tax assets (liabilities)	92,096	81,665
Less: Valuation allowance	(92,096)	(81,665)

Actual income taxes	-	-

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2012, the Company has an unused net operating loss carry-forward balance of approximately $270,869 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2032.

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

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period	For the	For the
	from the date of	nine month	nine month
	inception on 21	period	period
	January 2004	ended 31	ended 31
	to 31 March	March	March
	2012	2012	2011
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the nine month period ended 31 March 2012, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (31 March 2011 – $45,000 cumulative – $297,000) and for rent in the amount of $2,700 (31 March 2011 – $2,700, cumulative – $20,700) (Note 7).

During the nine month period ended 31 March 2012, the Company accrued interest of $12,052 (31 March 2011 - $10,804, cumulative – $57,492) related to a loan payable to a related party (Notes 5 and 9).

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
31 March 2012

Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

If the Canadian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at period end, the impact on net loss would have been $144 lower ($144 higher).

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

There were no events that occurred from the date of the nine month period ended 31 March 2012 to the date the interim consolidated financial statements were available to be issued on 11 May 2012.

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

Plan of Operations

Our intention for the next twelve months is to determine the Super Mammoth Gravel Project drill targets for future mineral exploration and development. Our 43-101 Report, which was finalized June 5, 2008, recommended a two-phase program. Phase One of the two-phase program outlines a three-stage program which covers a period of one month and will cost approximately $100,000. The three-stage program includes detailed mapping and sampling, clearing of the old road and north-south line cutting, which will facilitate further geological work and provide the requirements of a proposed seismic survey. The seismic survey would be carried out as stage three of the first phase of the exploration program recommended in the report. The stage three seismic survey of up to 5km total length will assist in order to establishing a three dimensional modeling and shape of the deposit. Once complete, and subject to the results of the report obtained in Phase 1, the Company will continue to Phase 2. Phase 2 is expected to take one month to complete and cost up to $200,000. Phase 2 will consist of 1,200 meters of drilling to determine shape (volume) of the deposit and the quality of the aggregate material.

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

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans. During the nine month period ended March 31, 2012, the Company borrowed additional $18,500 (March 31, 2011 - $11,500) from an officer, director and shareholder of the Company. This promissory note payable bears interest at 10% per annum. During the nine month period ended March 31, 2012, $12,052 (March 31, 2011 - $10,804) interest has been accrued and is secured by a general agreement over all the assets of the Company and is due and repayable January 8, 2013.

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

Results of Operations for the Nine Month Period Ending March 31, 2012

We have not earned any revenues from our incorporation on January 21, 2004 to March 31, 2012. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the nine month period ended March 31, 2012 was $78,379 compared to a net loss of $69,187 for the nine month period ended March 31, 2011. The increase in net loss for the nine month period ended March 31, 2012 is mainly attributed to filing and financing fees, bank charges and interest and legal and accounting fees.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the nine month periods ended March 31, 2012 and March 31, 2011. The Company did not conduct exploration activities during these periods.

Filing and financing fees increased $8,070 to $14,607 for the nine month period ended March 31, 2012 from $6,537 for the nine month period ended March 31, 2011. The filing and financing fees period over period increased due to the United States Securities and Exchange Commission requirement to have the financial statements in XBRL format.

Bank charges and interest have increased $967 to $12,497 for the nine month period ended March 31, 2012 from $11,530 for the nine month period ended March 31, 2011. The increase in bank charges and interest period over period is due mainly to the interest accrued on the loan of $170,000 from our President, Mr. Tim Coupland.

Legal and accounting fees decreased $614 to $2,806 for the nine month period ended March 31, 2012 from $3,420 for the nine month period ended March 31, 2011. The decrease in legal and accounting fees period over period is due mainly to decreased professional fees incurred to prepare and file our regulatory quarterly and annual filings with the British Columbia Securities Commission and United States Securities and Exchange Commission.

During the nine month period ended March 31, 2012, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (2011 - $45,000) and for rent in the amount of $2,700 (2011 - $2,700).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At March 31, 2012, we had cash on hand of $3,712 and liabilities of $244,081 consisting of accounts payable and accrued liabilities of $16,589 and cash advances from our president, Tim Coupland, for $227,492.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to March 31, 2012. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

An additional $Nil (March 31, 2011 - $Nil) has been incurred in connection with the preparation and completion of the Comprehensive National Instrument 43-101 compliant report on the Super Mammoth Gravel Project.

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

As of March 31, 2012 we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of March 31, 2012, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Rob Hall, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2012 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of March 31, 2012, Tim Coupland, our President and Chief Executive Officer, and Rob Hall, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

May 11, 2012	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

May 11, 2012	BY:	/s/ Rob Hall
Date		Rob Hall, Chief Financial Officer

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

Date: May 11, 2012

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

Date: May 11, 2012

/ s / Rob Hall
Rob Hall, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended March 31, 2012, each of Tim Coupland, the Chief Executive Officer, and Rob Hall, the Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
May 11, 2012

/ s / Rob Hall
Rob Hall, Principal Financial Officer
May 11, 2012