Form 10-K
period 2012-06-30
Dynamic Gold Corp.
filed 2012-09-14
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2012.

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 333-119823

DYNAMIC GOLD CORP.
(Name of small business issuer in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

506 - 675 West Hastings Street, Vancouver, British Columbia, Canada V6B 1N2
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

$9,515 as at September 14, 2012

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

9,515,000 as at September 14, 2012

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

Our cash reserves are not sufficient to meet our obligations for the next-twelve month’s period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans; during the twelve month period ended June 30, 2012, the Company borrowed $33,500 (June 30, 2011 - $11,500) for a total of $185,000 from an officer, director and shareholder of the Company. This promissory note payable bears interest at 10% per annum, $61,964 (June 2012 - $16,524) interest has been accrued and is secured by a general assignment over all the assets of the Company and is due on January 8, 2013.

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

The Report of Independent Registered Public Accounting Firm to our audited consolidated financial statements for the year ended June 30, 2012, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Holders of Common Stock

As of September 14, 2012, we had 42 stockholders of record holding 9,515,000 shares of common stock.

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

INCOME STATEMENT DATA	Accumulated from 21 January 2004 (Date of Inception) to 30 June 2012	Year Ended 30 June 2012	Year Ended 30 June 2011
Revenue	$Nil	$Nil	$Nil
Operating Expenses	$(616,861)	$(106,671)	$(82,294)
Net Loss	$(616,861)	$(106,671)	$(82,294)
Net Loss Per Share	---	$(0.011)	$(0.009)
Weighted Average Number of Common Shares Outstanding (basic and diluted)	---	9,515,000	9,515,000

BALANCE SHEET DATA	As at 30 June 2012	As at 30 June 2011
Working Capital Deficiency	$(252,761)	$(209,690)
Total Assets	$8,285	$3,084
Accumulated Deficit	$(616,861)	$(510,190)
Shareholders’ Deficiency	$(252,761)	$(209,690)

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

Limited Operating History; Need for Additional Capital

In the notes to the Company’s audited consolidated financial statements as of June 30, 2012, included elsewhere in this Form 10-K, the Company’s auditors included an explanatory paragraph stating that, because the Company had a working capital deficiency of $(252,761) as of June 30, 2012, and had incurred accumulated losses of $(616,861) for the period from January 21, 2004 (inception) to June 30, 2012, there was substantial doubt about its ability to continue as a going concern.

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

Results of Operations for the Year Ending June 30, 2012

We have not earned any revenues from our incorporation on January 21, 2004 to June 30, 2012. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the year ended June 30, 2012 was $106,671 compared to a net loss of $82,294 for the year ended June 30, 2011. Contributing to the period over period differences were bank charges and interest of $17,162 (2011 -$15,564), filing and financing fees of $18,620 (2011 - $7,803), legal and accounting fees of $6,848 (2011 - $7,141), management fees of $60,000 (2011 - $60,000), rent of $3,600 (2011 - $3,600) and recovery of expense of $Nil (2011 -$12,000).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2012, we had cash on hand of $8,285 (2011 - $3,084) and liabilities of $261,046 (2011 - $212,774) consisting of accounts payable and accrued liabilities of $14,082 (2011 - $15,834) and loans from our president, Mr. Tim Coupland, for $246,964 (2011 - $196,940).

We will require additional funding in order to cover all anticipated administration costs and to proceed with the phase one and two of stage one exploration program that is estimated to cost $100,000, as well as the stage two drilling program on the property, estimated to cost $200,000.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to June 30, 2012. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on January 21, 2004 to June 30, 2012.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income”. This ASU effectively defers the changes in ASU No. 2011-05, “Presentation of Comprehensive Income” that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU No. 2011-12 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011. As ASU No. 2011-12 relates only to the presentation of Comprehensive Income, the adoption of this update will not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income”, which gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 is effective for fiscal quarters beginning after 15 December 2011. The adoption of ASU No. 2011-05 will not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

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

30 June 2012

JAMES STAFFORD
James Stafford, Inc. Chartered Accountants Suite 350 – 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754 www.JamesStafford.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Dynamic Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Dynamic Gold Corp. (An Exploration Stage Company) (the “Company”) as of 30 June 2012 and 2011 and the related consolidated statements of operations and deficit, cash flows and changes in stockholders’ deficiency for each of the years in the three-year period ended 30 June 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 June 2012 and 2011 and the results of its operations and its cash flows for each of the years in the three-year period ended 30 June 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ James Stafford
Chartered Accountants

Vancouver, Canada
4 September 2012

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at	As at
	30 June	30 June
	2012	2011
	$	$

Assets
Current
Cash and cash equivalents	8,285	3,084

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	14,082	15,834
Due to related party (Note 5)	246,964	196,940

	261,046	212,774

Shareholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
30 June 2012 – 9,515,000 common shares
30 June 2011 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	354,585	290,985
Deficit, accumulated during the exploration stage	(616,861)	(510,190)

	(252,761)	(209,690)

	8,285	3,084

Nature and Continuance of Operations (Note 1), Commitment and Congtingency (Note 9) and Subsequent Event (Note 12)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)

	For the
	period from
	the date of
	inception on
	21 January	For the	For the	For the
	2004	year	year	year
	to 30 June	ended	ended	ended
	2012	30 June	30 June	30 June
	(Unaudited)	2012	2011	2010
	$	$	$	$

Expenses
Advertising and promotion	3,523	-	-	-
Bank charges and interest (Note 5)	67,494	17,162	15,564	14,223
Filing and financing fees	50,498	18,620	7,803	7,068
Legal and accounting	123,178	6,848	7,141	7,292
Management fees (Notes 7 and 10)	312,000	60,000	60,000	60,000
Mineral property exploration costs	12,816	-	-	-
Office and miscellaneous	2,145	441	186	-
Rent (Notes 7 and 10)	21,600	3,600	3,600	3,600
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-
Recovery of expenses (Notes 4, 9 and 10)	(12,000)	-	(12,000)	-

Net loss for the period	(616,861)	(106,671)	(82,294)	(92,183)

Deficit, accumulated during the exploration stage, beginning of period	-	(510,190)	(427,896)	(335,713)

Deficit, accumulated during the exploration stage, end of period	(616,861)	(616,861)	(510,190)	(427,896)

Basic and diluted loss per common share (Note 2)		(0.011)	(0.009)	(0.010)

Weighted average number of common shares outstanding		9,515,000	9,515,000	9,515,000

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period
	from the date of
	inception on 21	For the	For the	For the
	January 2004	year	year	year
	to 30 June	ended	ended	ended
	2012	30 June	30 June	30 June
	(Unaudited)	2012	2011	2010
	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(616,861)	(106,671)	(82,294)	(92,183)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	333,600	63,600	63,600	63,600
Accrued interest (Note 5)	61,964	16,524	14,592	13,170
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-
Recovery of expenses (Notes 4, 9, and 10)	(12,000)	-	(12,000)	-
Changes in operating assets and liabilities
Decrease in amounts receivable	-	-	-	-
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	26,082	(1,752)	4,653	(6,034)

	(171,608)	(28,299)	(11,449)	(21,447)

Cash flows used in investing activity
Mineral property acquisition costs (Note 3)	(35,607)	-	-	-

Cash flows from financing activity
Issuance of common shares for cash	30,500	-	-
Increase in due to related party (Note 5)	185,000	33,500	11,500	15,000

	215,500	33,500	11,500	15,000

Increase (decrease) in cash and cash equivalents	8,285	5,201	51	(6,447)

Cash and cash equivalents, beginning of period	-	3,084	3,033	9,480

Cash and cash equivalents, end of period	8,285	8,285	3,084	3,033

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
For the period from the date of inception on 21 January 2004 to 30 June 2008 (Unaudited)
For the years ended 30 June 2009 to 2012

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
For the period from the date of inception on 21 January 2004 to 30 June 2008 (Unaudited)
For the years ended 30 June 2009 to 2012

				Deficit,
	Number			accumulated
	of shares		Additional	during the	Total
	issued	Capital	paid-in	exploration	shareholders’
		Stock	capital	stage	deficiency
		$	$	$	$

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(92,183)	(92,183)

Balance at 30 June 2010	9,515,000	9,515	227,385	(427,896)	(190,996)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(82,294)	(82,294)

Balance at 30 June 2011	9,515,000	9,515	290,985	(510,190)	(209,690)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(106,671)	(106,671)

Balance at 30 June 2012	9,515,000	9,515	354,585	(616,861)	(252,761)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2012

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

The Company’s consolidated financial statements as at 30 June 2012 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $106,671 for the year ended 30 June 2012 (30 June 2011 – $82,294, 30 June 2010 – $92,183, cumulative – $616,861) and has a working capital deficit of $252,761 at 30 June 2012 (30 June 2011 – $209,690).

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

At 30 June 2012, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2012

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
30 June 2012

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at 30 June 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2012

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 30 June 2012.

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
30 June 2012

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income”. This ASU effectively defers the changes in ASU No. 2011-05, “Presentation of Comprehensive Income” that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU No. 2011-12 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011. As ASU No. 2011-12 relates only to the presentation of Comprehensive Income, the adoption of this update will not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income”, which gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 is effective for fiscal quarters beginning after 15 December 2011. The adoption of ASU No. 2011-05 will not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2012

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the year ended 30 June 2012 (30 June 2011 - $Nil, 30 June 2010 - $Nil, cumulative - $35,607).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the year ended 30 June 2012, the Company wrote off accounts payable balances in the amount of $Nil (30 June 2011 - $12,000, 30 June 2010 - $Nil, cumulative - $12,000) related to consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future. The write down has been recorded as a recovery of expenses and a decrease in accounts payable (Notes 9 and 10).

5.	Due to Related Party

On 14 September 2011, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “First Amending Agreement”). The First Amending Agreement extended the principal balance of the loan from $151,500 to $156,500. The Company received the advance of $5,000 from the officer, director and shareholder of the Company on 14 September 2011 (Note 9).

On 22 September 2011, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Second Amending Agreement”). The Second Amending Agreement extended the principal balance of the loan from $156,500 to $160,000. The Company received the advance of $3,500 from the officer, director and shareholder of the Company on 22 September 2011 (Note 9).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2012

On 7 January 2012, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Third Amending Agreement”). The Third Amending Agreement extended the principal balance of the loan from $160,000 to $170,000. The Company received the advance of $10,000 from the officer, director and shareholder of the Company on 7 January 2012 (Note 9).

On 8 January 2012, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Loan Amending Agreement”). The Loan Amending Agreement extended the repayment date on the amount due from 8 January 2012 to 8 January 2013 (Note 9).

On 8 May 2012, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Fourth Amending Agreement”). The Third Amending Agreement extended the principal balance of the loan from $170,000 to $185,000. The Company received the advance of $15,000 from the officer, director and shareholder of the Company on 8 May 2012 (Note 9).

The amount due to related party of $246,964 as at 30 June 2012 (30 June 2011 – $196,940) is due to an officer, director and shareholder of the Company. The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayable on 8 January 2012. During the year ended 30 June 2012, the Company accrued interest of $16,524 (30 June 2011 - $14,592, 30 June 2010 - $13,170, cumulative - $61,964). The balance of $246,964 consists of principal and accrued interest of $185,000 and $61,964, respectively (Notes 9 and 10).

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

7.	Related Party Transactions

During the year ended 30 June 2012, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2011 – $60,000, 30 June 2010 – $60,000, cumulative –$312,000) and for rent in the amount of $3,600 (30 June 2011 – $3,600, 30 June 2010 – $3,600, cumulative –$21,600) (Note 10).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2012

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2012. There are no current or deferred tax expenses for the year ended 30 June 2012 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the	For the	For the
	year	year	year
	ended	ended	ended
	30 June	30 June	30 June
	2012	2011	2010
	$	$	$

Deferred tax asset attributable to:
Current operations	36,268	27,980	31,342
Contributions to capital by related parties	(21,624)	(21,624)	(21,624)
Less: Change in valuation allowance	(14,644)	(6,356)	(9,718)

Net refundable amount	-	-	-

The composition of the Company’s deferred tax assets as at 30 June 2012 and 30 June 2011 are as follows:

	As at 30 June	As at 30 June
	2012	2011
	$	$

Net income tax operating loss carryforward	616,861	510,190

Statutory federal income tax rate	34.00%	34.00%
Contributed rent and services	-18.39%	-17.99%
Effective income tax rate	0%	0%

Deferred tax assets	96,309	81,665
Less: Valuation allowance	(96,309)	(81,665)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2012

As at 30 June 2012, the Company has an unused net operating loss carry-forward balance of approximately $283,261 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2032.

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

10.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date
of inception on
21 January		For the	For the	For the
	2004	year	year	year
to 30 June		ended	ended	ended
	2012	30 June	30 June	30 June
(Unaudited)		2012	2011	2010
	$	$	$	$

Cash paid during the period for interest	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-

During the year ended 30 June 2012, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2011 – $60,000, 30 June 2010 – $60,000, cumulative –$312,000) and for rent in the amount of $3,600 (30 June 2011 – $3,600, 30 June 2010 – $3,600, cumulative –$21,600) (Note 7).

During the year ended 30 June 2012, the Company accrued interest of $16,524 (30 June 2011 - $14,592, 30 June 2010 – $13,170, cumulative – $61,964) related to a loan payable to a related party (Notes 5 and 9).

11.	Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and due to related party approximates fair value due to the short term maturity of these financial instruments.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2012

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

The Canadian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $88 higher ($88 lower).

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

There are no subsequent events from the date of the year ended 30 June 2012 to the date the consolidated financial statements were available to be issued on 4 September 2012.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of June 30, 2012, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Robert Hall, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly consolidated financial statements as of June 30, 2012 and believe they are effective.

Based upon their evaluation of our controls, Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Robert Hall, our Chief Financial Officer, has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in internal controls

Based on the evaluation as of June 30, 2012, Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Robert Hall, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8A(T) – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures above.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors

Name of Director	Age	Since
Tim Coupland	53	01/24/2004
Brian Game	49	01/24/2004
Robert Hall	35	04/26/2007

Executive Officers and Management

Name of Officer	Age	Office	Since
Tim Coupland	53	President, Chief Executive Officer	01/24/2004
Robert Hall	35	Chief Financial Officer	10/05/2011
Tamiko Coupland	44	Corporate Secretary	04/26/2007

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

Robert Hall, Director and Chief Financial Officer

Mr. Hall was appointed as a director of the Company on April 26, 2007 and as the Chief Financial Officer of the Company on October 5, 2011. Mr. Hall has also acted as a Director and Manager of Field Operations for Alberta Star Development Corp. (TSX-V-ASX). Mr. Hall successfully completed the management of Phases 1, 2 and 3 drilling and general field operations, at Alberta Star’s Eldorado & Contact Lake IOCG Projects from 2006 to 2009. Mr. Hall acts as a Director of Arctic Hunter Uranium Inc. which trades on the CNSX under the symbol AHU. Mr. Hall holds a Bachelor's Degree in Education from the University of British Columbia.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(A) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(A) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2012 all such filing requirements applicable to our officers and directors were current in their filings.

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

ITEM 10 – EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended June 30, 2012, 2011 and 2010.

Summary Compensation Table

Non-Equity
						Incentive	Nonqualified	All
				Stock	Option	Plan	Deferred	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Tim Coupland President, Chief Executive Officer and Director	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-
Gord Steblin(1) Former Chief Financial Officer	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-
Tamiko Coupland Corporate Secretary	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-
Brian Game Director	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-
Robert Hall Chief Financial Officer and Director	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

Note: (1) Mr. Robert Hall was appointed to the office of CFO of Dynamic on October 5, 2011. Mr. Gord Steblin was appointed to the office of CFO of Dynamic on February 9, 2009 and resigned on October 5, 2011.

Outstanding Equity Awards

As of September 14, 2012, our directors and executive officers did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our directors did not earn any compensation during the fiscal year ended June 30, 2012.

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

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of the following parties has, during the fiscal year ended June 30, 2012, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 13 – EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title
3(i)	Articles of Incorporation*
3(ii)	Bylaws *
10.1	Mineral Property Bill of Sale*
10.2	Loan Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.3	Promissory Note dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.4	General Security Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.5	General Security Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gravel Holdings Ltd.**
10.6	Material Subsidiary Guarantee dated January 8, 2008 between Tim Coupland and Dynamic Gravel Holdings Ltd.**
10.7	Purchase and Sale Agreement dated January 8, 2008 between Dynamic Gravel Holdings Ltd. and Farshad Shirvani**
10.8	Loan Amending Agreement dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.9	Promissory Note dated May 24, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.10	Promissory Note dated August 14, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.11	Promissory Note dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.12	Trust Agreement dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.13	Loan Amending Agreement dated January 8, 2009 between Tim Coupland and Dynamic Gold Corp.******
10.14	Promissory Note dated June 8, 2009 between Tim Coupland and Dynamic Gold Corp.******
10.15	Loan Amending Agreement dated June 8, 2009 between Tim Coupland and Dynamic Gold Corp.******
10.16	Promissory Notes dated September 14, 2009, December 29, 2009 and June 18, 2010 between Tim Coupland and Dynamic Gold Corp.*******
10.17	Loan Amending Agreements dated September 14, 2009, December 29, 2009, January 8, 2010 and June 18, 2010 between Tim Coupland and Dynamic Gold Corp.*******
10.18	Promissory Notes dated October 29, 2010 and March 12, 2011 between Tim Coupland and Dynamic Gold Corp. ********
10.19	Loan Amending Agreements dated October 29, 2010, and March 12, 2011 between Tim Coupland and Dynamic Gold Corp. ********
10.20	Promissory Notes dated September 22, 2011, January 7, 2012 and May 8, 2012 between Tim Coupland and Dynamic Gold Corp.
10.21	Loan Amending Agreements dated September 22, 2011, January 7, 2012, and May 8, 2012 between Tim Coupland and Dynamic Gold Corp.
10.22	Consent of Independent Registered Public Accounting Firm.

21	Subsidiaries*****
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Claims location map***
99.2	Comprehensive National Instrument 43-101 Technical Report****

*	Included in our original SB-2 Registration Statement filed on December 9, 2004.
**	Included in our 10-QSB filed on February 14, 2008.
***	Included in our SB-2 Amended Registration Statement filed on October 19, 2005.
****	Included in our 8K filed on June 6, 2008.
*****	Included in our 10-KSB filed on September 24, 2008.
******	Included in our 10-K filed on September 15, 2009.
*******	Included in our 10-K filed on September 15, 2010.
********	Included in our 10-K filed on September 23, 2011.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

James Stafford Chartered Accountants audited our consolidated financial statements for fiscal 2011 and 2012. The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2012	2011
Audit fees*	$2,381	$2,989
Audit-related fees**	4,266	3,798
Tax fees	-	-
All other fees	-	-
Total fees paid or accrued to our principal accountants	$6,647	$6,787

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

DYNAMIC GOLD CORP.

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

BY:	/ s / Robert Hall
Robert Hall, Chief Financial Officer

DATE:	September 14, 2012

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

Date:	September 14, 2012

BY:	/ s / Robert Hall
Robert Hall, Chief Financial Officer

DATE:	September 14, 2012

Exhibit 31.a

CERTIFICATION

I, Tim Coupland, certify that:

1.	I have reviewed the report of Dynamic Gold Corp.;

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

Date: September 14, 2012

/ s / Tim Coupland
Tim Coupland, President and CEO

(Principal Executive Officer)

Exhibit 31.b

CERTIFICATION

I, Robert Hall, certify that:

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

Date: September 14, 2012

/ s / Robert Hall
Robert Hall, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Company’s Report of Dynamic Gold Corp. (the "Company") on Form 10-K for the year ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Coupland, Principal Executive Officer and I, Robert Hall, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
September 14, 2012

/ s / Robert Hall
Robert Hall, Principal Financial Officer
September 14, 2012