Form 10-Q
period 2013-03-31
Dynamic Gold Corp.
filed 2013-05-08
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2013
Common stock, $.001 par value	9,800,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp. (An Exploration Stage Company) Interim Consolidated Balance Sheets (Expressed in U.S. Dollars) (Unaudited – Prepared by Management)

	As at 31 December 2012 $	As at 30 June 2012 (Audited) $

Assets

Current
Cash and cash equivalents	1,055	8,285

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	22,466	14,082
Due to related party (Note 5)	276,472	246,964

	298,938	261,046

Stockholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 common shares, $0.001 par value
Issued and outstanding
31 March 2013 – 9,515,000 common shares
30 June 2012 – 9,515,000 common shares	9,515	9,515
Additional paid-in capital	402,285	354,585
Deficit, accumulated during the exploration stage	(709,683)	(616,861)

	(297,883)	(252,761)

	1,055	8,285

Nature and Continuance of Operations (Note 1), Commitment and Contingency (Note 9) and Subsequent Event (Note 12)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp. (An Exploration Stage Company) Interim Consolidated Statements of Operations and Deficit (Expressed in U.S. Dollars) (Unaudited – Prepared by Management)

	For the period from the date of inception on 21 January 2004 to 31 March 2013 $	For the three month period ended 31 March 2013 $	For the three month period ended 31 March 2012 $	For the nine month period ended 31 March 2013 $	For the nine month period ended 31 March 2012 $

Expenses
Advertising and promotion	3,523	-	-	-	-
Bank charges and interest (Note 5)	82,616	5,213	4,533	15,122	12,497
Filing and financing fees	72,358	9,162	8,742	21,860	14,607
Legal and accounting	130,182	2,114	1,422	7,005	2,806
Management fees (Notes 7 and 10)	357,000	15,000	15,000	45,000	45,000
Mineral property exploration costs	12,816	-	-	-	-
Office and miscellaneous	3,281	127	496	1,135	769
Rent (Notes 7 and 10)	24,300	900	900	2,700	2,700
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-	-
Recovery of expenses (Notes 4, 9 and 10)	(12,000)	-	-	-	-

Net loss for the period	(709,683)	(32,516)	(31,093)	(92,822)	(78,379)

Deficit, accumulated during the exploration stage, beginning of period	-	(677,167)	(557,476)	(616,861)	(510,190)

Deficit, accumulated during the exploration stage, end of period	(709,683)	(709,683)	(588,569)	(709,683)	(588,569)

Basic and diluted loss per common share (Note 2)		(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of common shares outstanding		9,515,000	9,515,000	9,515,000	9,515,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp. (An Exploration Stage Company) Interim Consolidated Statements of Cash Flows (Expressed in U.S. Dollars) (Unaudited – Prepared by Management)

	For the period from the date of inception on 21 January 2004 to 31 March 2013 $	For the three month period ended 31 March 2013 $	For the three month period ended 31 March 2012 $	For the nine month period ended 31 March 2013 $	For the nine month period ended 31 March 2012 $

Cash flows used in operating activities
Net loss for the period	(709,683)	(32,516)	(31,093)	(92,822)	(78,379)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	381,300	15,900	15,900	47,700	47,700
Accrued interest (Note 5)	76,472	4,951	4,233	14,508	12,052
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-	-
Recovery of expenses (Notes 4, 9, and 10)	(12,000)	-	-	-	-
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities (Note 4)	34,466	4,588	4,521	8,384	755

	(193,838)	(7,077)	(6,439)	(22,230)	(17,872)

Cash flows used in investing activities
Mineral property acquisition costs (Note 3)	(35,607)	-	-	-	-

Cash flows from financing activities
Issuance of common shares for cash	30,500	-	-	-	-
Increase in due to related party (Note 5)	200,000	5,000	10,000	15,000	18,500

	230,500	5,000	10,000	15,000	18,500

Increase (decrease) in cash and cash equivalents	1,055	(2,077)	3,561	(7,230)	628

Cash and cash equivalents, beginning of period	-	3,132	151	8,285	3,084

Cash and cash equivalents, end of period	1,055	1,055	3,712	1,055	3,712

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp. (An Exploration Stage Company) Interim Consolidated Statements of Changes in Stockholders’ Deficiency (Expressed in U.S. Dollars) (Unaudited – Prepared by Management)

	Number of shares issued	Capital stock $	Additional paid-in capital $	Deficit, accumulated during the exploration stage $	Total stockholders’ deficiency $

Balance at 21 January 2004 (inception)	-	-	-	-	-
Common shares issued for cash ($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash ($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash ($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the period	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(143,850)	(143,850)

Balance at 30 June 2008	9,515,000	9,515	100,185	(236,158)	(126,458)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(99,555)	(99,555)

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(92,183)	(92,183)

Balance at 30 June 2010	9,515,000	9,515	227,385	(427,896)	(190,996)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(82,294)	(82,294)

Balance at 30 June 2011	9,515,000	9,515	290,985	(510,190)	(209,690)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp. (An Exploration Stage Company) Interim Consolidated Statements of Changes in Stockholders’ Deficiency (Expressed in U.S. Dollars) (Unaudited – Prepared by Management)

	Number of shares issued	Capital stock $	Additional paid-in capital $	Deficit, accumulated during the exploration stage $	Total stockholders’ deficiency $

Balance at 30 June 2011	9,515,000	9,515	290,985	(510,190)	(209,690)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(106,671)	(106,671)

Balance at 30 June 2012	9,515,000	9,515	354,585	(616,861)	(252,761)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	47,700	-	47,700
Net loss for the period	-	-	-	(92,822)	(92,822)

Balance at 31 March 2013	9,515,000	9,515	402,285	(709,683)	(297,883)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp. (An Exploration Stage Company) Notes to the Interim Consolidated Financial Statements (Expressed in U.S. Dollars) (Unaudited – Prepared by Management) 31 March 2013

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

The Company’s interim consolidated financial statements as at 31 March 2013 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $92,822 for the nine month period ended 31 March 2013 (31 March 2012 - $78,379, cumulative – $709,683) and has a working capital deficit of $297,883 at 31 March 2013 (30 June 2012 – $252,761).

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

At 31 March 2013, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Dynamic Gold Corp. (An Exploration Stage Company) Notes to the Interim Consolidated Financial Statements (Expressed in U.S. Dollars) (Unaudited – Prepared by Management) 31 March 2013

Basis of presentation

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

Dynamic Gold Corp. (An Exploration Stage Company) Notes to the Interim Consolidated Financial Statements (Expressed in U.S. Dollars) (Unaudited – Prepared by Management) 31 March 2013

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the interim consolidated financial statements. As at 31 March 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

Dynamic Gold Corp. (An Exploration Stage Company) Notes to the Interim Consolidated Financial Statements (Expressed in U.S. Dollars) (Unaudited – Prepared by Management) 31 March 2013

Basic and diluted net income (loss) per share

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 31 March 2013.

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

Dynamic Gold Corp. (An Exploration Stage Company) Notes to the Interim Consolidated Financial Statements (Expressed in U.S. Dollars) (Unaudited – Prepared by Management) 31 March 2013

Use of estimates

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the nine month period ended 31 March 2013 (31 March 2012 - $Nil, cumulative - $35,607).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the nine month period ended 31 March 2013, the Company wrote off accounts payable balances in the amount of $Nil (31 March 2012 - $Nil, cumulative - $12,000) related to consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future. The write down has been recorded as a recovery of expenses and a decrease in accounts payable (Notes 9 and 10).

Dynamic Gold Corp. (An Exploration Stage Company) Notes to the Interim Consolidated Financial Statements (Expressed in U.S. Dollars) (Unaudited – Prepared by Management) 31 March 2013

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

On 8 January 2012, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Fourth Amending Agreement”). The Fourth Amending Agreement extended the repayment date on the amount due from 8 January 2012 to 8 January 2013 (Note 9).

On 8 May 2012, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Fifth Amending Agreement”). The Fifth Amending Agreement extended the principal balance of the loan from $170,000 to $185,000. The Company received the advance of $15,000 from the officer, director and shareholder of the Company on 8 May 2012 (Note 9).

On 8 September 2012, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Sixth Amending Agreement”). The Sixth Amending Agreement extended the principal balance of the loan from $185,000 to $195,000. The Company received the advance of $10,000 from the officer, director and shareholder of the Company on 8 September 2012 (Note 9).

On 8 January 2013, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Seventh Amending Agreement”). The Seventh Amending Agreement extended the repayment date on the amount due from 8 January 2013 to 8 January 2014 (Notes 9).

On 5 February 2013, the Company entered into a loan amending agreement with an officer, director and shareholder of the Company (the “Eighth Amending Agreement”). The Eighth Amending Agreement extended the principal balance of the loan from $195,000 to $200,000. The Company received the advance of $5,000 from the officer, director and shareholder of the Company on 5 February 2013 (Note 9).

The amount due to related party of $276,472 as at 31 March 2013 (30 June 2012 – $246,964) is due to an officer, director and shareholder of the Company. The loan bears interest at 10% per annum, is secured by a general agreement over all of the assets of the Company and is due and repayable on 8 January 2014. During the nine month period ended 31 March 2013, the Company accrued interest of $14,508 (31 March 2012 - $12,052, cumulative - $76,472). The balance of $276,472 as at 31 March 2013 consists of principal and accrued interest of $200,000 and $76,472, respectively (Notes 9 and 10).

Dynamic Gold Corp. (An Exploration Stage Company) Notes to the Interim Consolidated Financial Statements (Expressed in U.S. Dollars) (Unaudited – Prepared by Management) 31 March 2013

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,515,000 common shares with a par value of $0.001 per common share.

7.	Related Party Transactions

During the nine month period ended 31 March 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (31 March 2012 – $45,000, cumulative – $357,000) and for rent in the amount of $2,700 (31 March 2012 – $2,700, cumulative – $24,300) (Note 10).

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2013. There are no current or deferred tax expenses for the nine month period ended 31 March 2013 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 31 March 2013 $	For the nine month period ended 31 March 2012 $

Net loss before income taxes	(92,822)	(78,379)

Deferred tax asset attributable to:
Current operations	31,559	26,649
Contributions to capital by related parties	(16,218)	(16,218)
Less: Change in valuation allowance	(15,341)	(10,431)

Net refundable amount	-	-

Dynamic Gold Corp. (An Exploration Stage Company) Notes to the Interim Consolidated Financial Statements (Expressed in U.S. Dollars) (Unaudited – Prepared by Management) 31 March 2013

The composition of the Company’s deferred tax assets as at 31 March 2013 and 30 June 2012 are as follows:

	As at 31 March 2013 $	As at 30 June 2012 (Audited) $

Net income tax operating loss carryforward	709,683	616,861

Statutory federal income tax rate	34.00%	34.00%
Contributed rent and services	-18.27%	-18.39%
Effective income tax rate	0%	0%

Deferred tax assets	111,650	96,309
Less: Valuation allowance	(111,650)	(96,309)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2013, the Company has an unused net operating loss carry-forward balance of approximately $328,383 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2033.

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
(Unaudited – Prepared by Management)
31 March 2013

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 21 January 2004 to 31 March 2013 $	For the three month period ended 31 March 2013 $	For the three month period ended 31 March 2012 $	For the nine month period ended 31 March 2013 $	For the nine month period ended 31 March 2012 $

Cash paid during the period for interest	-	-	-	-	-

Cash paid during the period for income taxes	-	-	-	-	-

During the nine month period ended 31 March 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (31 March 2012 – $45,000, cumulative – $357,000) and for rent in the amount of $2,700 (31 March 2012 – $2,700, cumulative – $24,300) (Note 7).

During the nine month period ended 31 March 2013, the Company accrued interest of $14,508 (31 March 2012 -$12,052, cumulative - $76,472) related to a loan payable to a related party (Notes 5 and 9).

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

Dynamic Gold Corp. (An Exploration Stage Company) Notes to the Interim Consolidated Financial Statements (Expressed in U.S. Dollars) (Unaudited – Prepared by Management) 31 March 2013

If the Canadian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $101 higher ($101 lower).

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

The following events occurred from the date of the nine month period ended 31 March 2013 to the date the interim consolidated financial statements were available to be issued on 6 May 2013:

On 26 April 2013, the Company completed a private placement of 100,000 common shares at a price of $1.00 per share for total proceeds of $100,000.

On 26 April 2013, the Company paid $90,000 and issued 185,000 common shares at a price of $1.00 per share for a total consideration of $275,000 to an officer and director of the Company as full settlement of the outstanding balance due to related party (Note 9).

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

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans. During the nine month period ended March 31, 2013, the Company borrowed an additional $15,000 (March 31, 2012 - $18,500) from an officer, director and shareholder of the Company. This promissory note payable bears interest at 10% per annum. During the nine month period ended March 31, 2013, $14,508 (March 31, 2012 - $12,052) interest has been accrued and is secured by a general agreement over all the assets of the Company and is due and repayable January 8, 2014.

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

Results of Operations for the Nine Month Period Ending March 31, 2013

We have not earned any revenues from our incorporation on January 21, 2004 to March 31, 2013. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the nine month period ended March 31, 2013 was $92,822 compared to a net loss of $78,379 for the nine month period ended March 31, 2012. The increase in net loss for the nine month period ended March 31, 2013 is mainly attributed to filing and financing fees, bank charges and interest and legal and accounting fees.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the nine month periods ended March 31, 2013 and March 31, 2012. The Company did not conduct exploration activities during these periods.

Filing and financing fees increased $7,253 to $21,860 for the nine month period ended March 31, 2013 from $14,607 for the nine month period ended March 31, 2012. The filing and financing fees period over period increased due to the United States Securities and Exchange Commission requirement to have the financial statements in XBRL format and other fees incurred to file our regulatory quarterly and annual filings with the British Columbia Securities Commission.

Bank charges and interest have increased $2,625 to $15,122 for the nine month period ended March 31, 2013 from $12,497 for the nine month period ended March 31, 2012. The increase in bank charges and interest period over period is due mainly to the interest accrued on the loan of $200,000 from our President, Mr. Tim Coupland.

Legal and accounting fees increased $4,199 to $7,005 for the nine month period ended March 31, 2013 from $2,806 for the nine month period ended March 31, 2012. The increase in legal and accounting fees period over period is due mainly to increased professional fees incurred to prepare and file our regulatory quarterly and annual filings with the British Columbia Securities Commission and the United States Securities and Exchange Commission.

During the nine month period ended March 31, 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (March 31, 2012 - $45,000) and for rent in the amount of $2,700 (March 31, 2012 - $2,700).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At March 31, 2013, we had cash on hand of $1,055 and liabilities of $298,938 consisting of accounts payable and accrued liabilities of $22,466 and cash advances from our president, Tim Coupland, for $276,472.

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

Subsequent to the quarter ended March 31, 2013, the Company completed a private placement of 100,000 common shares at a price of $1.00 per unit for total proceeds of $100,000.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to March 31, 2013. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

An additional $Nil (March 31, 2012 - $Nil) has been incurred in connection with the preparation and completion of the Comprehensive National Instrument 43-101 compliant report on the Super Mammoth Gravel Project.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that would require disclosure.

Subsequent Events

On April 26, 2013, the Company completed a private placement of 100,000 common shares at a price of $1.00 per share for total proceeds of $100,000.

On April 26, 2013, the Company paid $90,000 and issued 185,000 common shares at a price of $1.00 per share for a total consideration of $275,000 to an officer and director of the Company as full settlement of the outstanding balance due to related party.

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

As of March 31, 2013, we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are in Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of March 31, 2013, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act")) are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Rob Hall, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2013 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of March 31, 2013, Tim Coupland, our President and Chief Executive Officer, and Rob Hall, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

May 8, 2013	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

May 8, 2013	BY:	/s/ Rob Hall
Date		Rob Hall, Chief Financial Officer

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

Date: May 8, 2013

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

Date: May 8, 2013

/ s / Rob Hall
Rob Hall, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended March 31, 2013, each of Tim Coupland, the Chief Executive Officer, and Rob Hall, the Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
May 8, 2013

/ s / Rob Hall
Rob Hall, Principal Financial Officer
May 8, 2013