Form 10-K
period 2013-06-30
Dynamic Gold Corp.
filed 2013-09-18
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2013.

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 333-119823

DYNAMIC GOLD CORP.
(Name of small business issuer in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

501 – 675 West Hastings Street, Vancouver, British Columbia, Canada V6B 1N2
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

$1,547,438 as at September 17, 2013

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

9,825,000 as at September 17, 2013

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

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

Business Development

Dynamic Gold Corp. (“Dynamic”) was incorporated in the State of Nevada on January 21, 2004. Our principal offices are located at Suite 501, 675 West Hastings Street, Vancouver, British Columbia, Canada, V6B 1N2. Our telephone number is (604) 681-3131.

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

Our cash reserves are not sufficient to meet our obligations for the next-twelve month’s period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans; during the twelve month period ended June 30, 2013, the Company borrowed $15,000 (June 30, 2012 - $33,500) for a total of $200,000 from an officer, director and shareholder of the Company. This promissory note was repaid during the current year.

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

The Report of Independent Registered Public Accounting Firm to our audited consolidated financial statements for the year ended June 30, 2013, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

Because our directors own 52.91% of our outstanding common stock, they could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our directors own approximately 52.91% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

ITEM 2 – DESCRIPTION OF PROPERTY

Corporate Headquarters, Vancouver, British Columbia

Our corporate headquarters are located at Suite 501, 675 West Hastings Street, Vancouver, British Columbia, V6B 1N2. Our President, Mr. Tim Coupland, provides this office space to us free of charge. We do not own nor lease office space. Our President Mr. Tim Coupland makes contributions to capital for rent of the offices in Vancouver, British Columbia. This arrangement is expected to continue until such time as our activities necessitate we relocate, as to which no assurance can be given. We have no agreements with respect to the maintenance or further acquisition of an office. Our current premises are adequate for our existing operations.

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

Holders of Common Stock

As of September 17, 2013, we had 43 stockholders of record holding 9,825,000 shares of common stock.

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

INCOME STATEMENT	Accumulated from 21	Year Ended 30 June 2013	Year Ended 30 June 2012
DATA	January 2004 (Date of
	Inception) to 30 June 2013
Revenue	$Nil	$Nil	$Nil
Operating Expenses	$(737,793)	$(120,932)	$(106,671)
Net Loss	$(737,793)	$(120,932)	$(106,671)
Net Loss Per Share	---	$(0.013)	$(0.011)

Weighted Average Number	---	9,557,945	9,515,000
of Common Shares
Outstanding (basic and
diluted)

BALANCE SHEET DATA	As at 30 June 2013	As at 30 June 2012
Working Capital Deficiency	$(25,093)	$(252,761)
Total Assets	$1,369	$8,285
Accumulated Deficit	$(737,793)	$(616,861)
Shareholders’ Deficiency	$(25,093)	$(252,761)

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

Plan of Operations

Our plan of operation for the next year is to complete the recommended phase one exploration program on the Super Mammoth Gravel Project. According to his geology report, Mr. Payie estimates that the first phase, consisting of mapping, sampling and a five (5) kilometer seismic geophysical program towards obtaining a model of the three (3) dimensional shape of the deposit will cost approximately $100,000. This phase of the program will involve the work of one geologist and assistant for ten (10) days and an additional four (4) man crew performing line cutting for approximately seven (7) days.

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

Limited Operating History; Need for Additional Capital

In the notes to the Company’s audited consolidated financial statements as of June 30, 2013, included elsewhere in this Form 10-K, the Company’s auditors included an explanatory paragraph stating that, because the Company had a working capital deficiency of $(25,093) as of June 30, 2013, and had incurred accumulated losses of $(737,793) for the period from January 21, 2004 (inception) to June 30, 2013, there was substantial doubt about its ability to continue as a going concern.

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

Results of Operations for the Year Ending June 30, 2013

We have not earned any revenues from our incorporation on January 21, 2004 to June 30, 2013. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the year ended June 30, 2013 was $120,932 compared to a net loss of $106,671 for the year ended June 30, 2012. Contributing to the period over period differences were bank charges and interest of $13,743 (2012 -$17,162), filing and financing fees of $24,459 (2012 - $18,620), legal and accounting fees of $17,900 (2012 - $6,848), management fees of $60,000 (2012 - $60,000) and rent of $3,600 (2012 - $3,600).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2013, we had cash on hand of $1,369 (2012 - $8,285) and liabilities of $26,462 (2012 - $261,046) consisting of accounts payable and accrued liabilities of $26,462 (2012 - $14,082) and due to a director and officer of $Nil (2012 -$246,964).

We will require additional funding in order to cover all anticipated administration costs and to proceed with the phase one and two of stage one exploration program that is estimated to cost $100,000, as well as the stage two drilling program on the property, estimated to cost $200,000.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to June 30, 2013. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on January 21, 2004 to June 30, 2013.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years and interim periods within those years, beginning after 15 December 2014, with early adoption permissible. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Changes in Accounting Policies

Effective 1 July 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income”. This ASU effectively defers the changes in ASU No. 2011-05, “Presentation of Comprehensive Income” that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. As ASU No. 2011-12 relates only to the presentation of Comprehensive Income, the adoption of this update did not have a material effect on the Company’s consolidated financial statements.

Effective 1 July 2012, the Company adopted ASU No. 2011-05, “Comprehensive Income”, which gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of ASU No. 2011-05 did not have a material impact on the Company’s consolidated financial statements.

Effective 1 July 2012, the Company adopted ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

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

Dynamic Gold Corp.
(An Exploration Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2013

James Stafford, Inc.
Chartered Accountants
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
Report of Independent Registered Public Accounting Firm	www.JamesStafford.ca

To the Board of Directors and Stockholders of
Dynamic Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Dynamic Gold Corp. (An Exploration Stage Company) (the “Company”) as at 30 June 2013 and 2012 and the related consolidated statements of operations and deficit, cash flows and changes in stockholders’ deficiency for the years in the three-year period ended 30 June 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at 30 June 2013 and 2012 and the results of its operations and its cash flows and changes in stockholders’ deficiency for each of the years in the three-year period ended 30 June 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Accountants

Vancouver, Canada
3 September 2013

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at	As at
	30 June	30 June
	2013	2012
	$	$

Assets

Current
Cash and cash equivalents	1,369	8,285

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	26,462	14,082
Due to related party (Note 5)	-	246,964

	26,462	261,046

Shareholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 shares, $0.001 par value
Issued and outstanding
30 June 2013 – 9,800,000 common shares
30 June 2012 – 9,515,000 common shares	9,800	9,515
Additional paid-in capital	702,900	354,585
Deficit, accumulated during the exploration stage	(737,793)	(616,861)

	(25,093)	(252,761)

	1,369	8,285

Nature and Continuance of Operations (Note 1), Commitment and Contingency (Note 9) and Subsequent Event (Note 12)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)

	For the
	period from
	the date of
	inception on
	21 January	For the
	2004	year	For the	For the
	to 30 June	ended	year ended	year ended
	2013	30 June	30 June	30 June
	(Unaudited)	2013	2012	2011
	$	$	$	$

Expenses
Advertising and promotion	3,523	-	-	-
Bank charges and interest (Note 5)	81,237	13,743	17,162	15,564
Filing and financing fees	74,957	24,459	18,620	7,803
Legal and accounting	141,078	17,900	6,848	7,141
Management fees (Notes 7 and 10)	372,000	60,000	60,000	60,000
Mineral property exploration costs	12,816	-	-	-
Office and miscellaneous	3,375	1,230	441	186
Rent (Notes 7 and 10)	25,200	3,600	3,600	3,600
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-
Recovery of expenses (Notes 4, 9 and 10)	(12,000)	-	-	(12,000)

Net loss for the period	(737,793)	(120,932)	(106,671)	(82,294)

Deficit, accumulated during the exploration stage, beginning of period	-	(616,861)	(510,190)	(427,896)

Deficit, accumulated during the exploration stage, end of period	(737,793)	(737,793)	(616,861)	(510,190)

Basic and diluted loss per common share (Note 2)		(0.013)	(0.011)	(0.009)

Weighted average number of common shares outstanding		9,557,945	9,515,000	9,515,000

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period
	from the date of
	inception on 21	For the	For the	For the
	January 2004	year	year	year
	to 30 June	ended	ended	ended
	2013	30 June	30 June	30 June
	(Unaudited)	2013	2012	2011
	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(737,793)	(120,932)	(106,671)	(82,294)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	397,200	63,600	63,600	63,600
Accrued interest (Note 5)	75,000	13,036	16,524	14,592
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-
Recovery of expenses (Notes 4, 9, and 10)	(12,000)	-	-	(12,000)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	38,462	12,380	(1,752)	4,653

	(203,524)	(31,916)	(28,299)	(11,449)

Cash flows used in investing activity
Mineral property acquisition costs (Note 3)	(35,607)	-	-	-

Cash flows from financing activities
Issuance of common shares for cash	130,500	100,000	-	-
Increase (decrease) in due to related party (Note 5)	110,000	(75,000)	33,500	11,500

	240,500	25,000	33,500	11,500

Increase (decrease) in cash and cash equivalents	1,369	(6,916)	5,201	51

Cash and cash equivalents, beginning of period	-	8,285	3,084	3,033

Cash and cash equivalents, end of period	1,369	1,369	8,285	3,084

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
For the period from the date of inception on 21 January 2004 to 30 June 2008 (Unaudited)
For the years ended 30 June 2009 to 2013

				Deficit,
				accumulated
			Additional	during the	Total
	Number	Capital	paid-in	exploration	stockholders’
	of shares	stock	capital	stage	deficiency
	issued	$	$	$	$

Balance at 21 January 2004 (inception)	-	-	-	-	-
Common shares issued for cash ($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash ($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash ($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the period	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004
(Unaudited)	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005
(Unaudited)	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006
(Unaudited)	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(143,850)	(143,850)

Balance at 30 June 2008	9,515,000	9,515	100,185	(236,158)	(126,458)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(99,555)	(99,555)

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
For the period from the date of inception on 21 January 2004 to 30 June 2008 (Unaudited)
For the years ended 30 June 2009 to 2013

				Deficit,
				accumulated
	Number		Additional	during the	Total
	of shares	Capital	paid-in	exploration	shareholders’
	issued	stock	capital	stage	deficiency
		$	$	$	$

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(92,183)	(92,183)

Balance at 30 June 2010	9,515,000	9,515	227,385	(427,896)	(190,996)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(82,294)	(82,294)

Balance at 30 June 2011	9,515,000	9,515	290,985	(510,190)	(209,690)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(106,671)	(106,671)

Balance at 30 June 2012	9,515,000	9,515	354,585	(616,861)	(252,761)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Common shares issued for cash ($1.00 per share)	100,000	100	99,900	-	100,000
Common shares issued for debt ($1.00 per share)	185,000	185	184,815	-	185,000
Net loss for the year	-	-	-	(120,932)	(120,932)

Balance at 30 June 2013	9,800,000	9,800	702,900	(737,793)	(25,093)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2013

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

The Company’s consolidated financial statements as at 30 June 2013 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $120,932 for the year ended 30 June 2013 (30 June 2012 – $106,671, 30 June 2011 –$82,294, cumulative – $737,793) and has a working capital deficit of $25,093 at 30 June 2013 (30 June 2012 – $252,761).

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

At 30 June 2013, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2013

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
30 June 2013

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at 30 June 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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
30 June 2013

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 30 June 2013.

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
30 June 2013

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

Changes in Accounting Policies

Effective 1 July 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income”. This ASU effectively defers the changes in ASU No. 2011-05, “Presentation of Comprehensive Income” that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. As ASU No. 2011-12 relates only to the presentation of Comprehensive Income, the adoption of this update did not have a material effect on the Company’s consolidated financial statements.

Effective 1 July 2012, the Company adopted ASU No. 2011-05, “Comprehensive Income”, which gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of ASU No. 2011-05 did not have a material impact on the Company’s consolidated financial statements.

Effective 1 July 2012, the Company adopted ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years and interim periods within those years, beginning after 15 December 2014, with early adoption permissible. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2013

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the year ended 30 June 2013 (30 June 2012 - $Nil, 30 June 2011 - $Nil, cumulative - $35,607).

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the year ended 30 June 2013, the Company wrote off accounts payable balances in the amount of $Nil (30 June 2012 - $Nil, 30 June 2011 - $12,000, cumulative - $12,000) related to consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future. The write down has been recorded as a recovery of expenses and a decrease in accounts payable (Notes 9 and 10).

5.	DUE TO RELATED PARTY

The Company had a loan from an officer, director and shareholder of the Company in the amount of $200,000, by way of loan agreements entered into on 14 September 2011, 22 September 2011, 7 January 2012, 8 January 2012, 8 May 2012, 8 September 2012, 8 January 2013 and 5 February 2013. The loan had an interest of 10% per annum, was secured by a general agreement overall of the assets of the Company and was due and repayable on 8 January 2014.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2013

During the year ended 30 June 2013, the Company accrued interest of $13,036 (30 June 2012 -$16,524, 30 June 2011 - $14,592, cumulative - $75,000). The balance of $275,000, prior to debt settlement, consisted of principal of $200,000, of which $15,000 were received during the year ended 30 June 2013 and accrued interest $75,000 (Note 10).

On 26 April 2013, the Company paid $90,000 and issued 185,000 common shares at a price of $1.00 per share for a total consideration of $275,000 to an officer, director and shareholder of the Company as full settlement of the outstanding balance due to related party (Notes 6 and 10).

6.	CAPITAL STOCK

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,800,000 common shares with a par value of $0.001 per common share.

On 7 May 2013, the Company completed a private placement of 100,000 common shares at a price of $1.00 per share for total proceeds of $100,000.

On 7 May 2013, the Company issued 185,000 common shares at a price of $1.00 per share to settle $185,000 outstanding balance due to related party (Notes 5 and 10).

7.	RELATED PARTY TRANSACTIONS

During the year ended 30 June 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2012 – $60,000, 30 June 2011 –$60,000, cumulative – $372,000) and for rent in the amount of $3,600 (30 June 2012 – $3,600, 30 June 2011 – $3,600, cumulative – $25,200) (Note 10).

8.	INCOME TAXES

The Company has losses carried forward for income tax purposes to 30 June 2013. There are no current or deferred tax expenses for the year ended 30 June 2013 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2013

The provision for refundable federal income tax consists of the following:

	For the	For the	For the
	year ended	year ended	year ended
	30 June	30 June	30 June
	2013	2012	2011
	$	$	$

Deferred tax asset attributable to:
Current operations	41,117	36,268	27,980
Contributions to capital by related parties	(21,624)	(21,624)	(21,624)
Less: Change in valuation allowance	(19,493)	(14,644)	(6,356)

Net refundable amount	-	-	-

The composition of the Company’s deferred tax assets as at 30 June 2013 and 30 June 2012 are as follows:

	As at 30 June	As at 30 June
	2013	2012
	$	$

Net income tax operating loss carryforward	737,793	616,861

Statutory federal income tax rate	34.00%	34.00%
Contributed rent and services	-18.30%	-18.39%
Effective income tax rate	0%	0%

Deferred tax assets	115,802	96,309
Less: Valuation allowance	(115,802)	(96,309)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2013, the Company has an unused net operating loss carry-forward balance of approximately $340,593 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2025 and 2033.

9.	COMMITMENT AND CONTINGENCY

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2013

10.	SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

For the period
from the date
of inception on
	21 January	For the	For the	For the
	2004	year	year	year
	to 30 June	ended	ended	ended
	2013	30 June	30 June	30 June
	(Unaudited)	2013	2012	2011
	$	$	$	$

Cash paid during the period for interest	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-

During the year ended 30 June 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2012 – $60,000, 30 June 2011 –$60,000, cumulative – $372,000) and for rent in the amount of $3,600 (30 June 2012 – $3,600, 30 June 2011 – $3,600, cumulative – $25,200) (Note 7).

During the year ended 30 June 2013, the Company accrued interest of $13,036 (30 June 2012 -$16,524, 30 June 2011 – $14,592, cumulative – $75,000) related to a loan payable to a related party (Note 5).

During the year ended 30 June 2013, the Company issued 185,000 common shares at a price of $1.00 per share for a total consideration of $185,000 to an officer, director and shareholder of the Company as part of a settlement of the outstanding balance due to related party (Notes 5 and 6).

11.	FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents and accounts payable approximates fair value due to the short term maturity of these financial instruments.

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2013

The Canadian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $169 lower ($169 higher).

Interest Rate Risk

The Company has cash balances and no interest-bearing debt. It is management’s opinion that the Company is not exposed to significant interest risk arising from these financial instruments.

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company is reliant upon a related party and private placements as its sources of cash. The Company has received financing from a related party and private placements in the past; however, there is no assurance that it will be able to do so in the future.

12.	SUBSEQUENT EVENTS

The following event occurred during the period from the year ended 30 June 2013 to the date of consolidated financial statements were available to be issued:

On 28 August 2013, the Company completed a private placement of 25,000 common shares at a price of $1.00 per share for total proceeds of $25,000.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of June 30, 2013, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Robert Hall, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly consolidated financial statements as of June 30, 2013 and believe they are effective.

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

Changes in internal controls

Based on the evaluation as of June 30, 2013, Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Robert Hall, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8A(T) – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures above.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors

Name of Director	Age	Since
Tim Coupland	54	01/24/2004
Brian Game	50	01/24/2004
Robert Hall	36	04/26/2007

Executive Officers and Management

Name of Officer	Age	Office	Since
Tim Coupland	54	President, Chief Executive Officer	01/24/2004
Robert Hall	36	Chief Financial Officer	10/05/2011
Tamiko Coupland	45	Corporate Secretary	04/26/2007

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

Robert Hall, Director and Chief Financial Officer

Mr. Hall was appointed as a director of the Company on April 26, 2007 and as the Chief Financial Officer of the Company on October 5, 2011. Mr. Hall has also acted as a Director and Manager of Field Operations for Alberta Star Development Corp. (TSX-V-ASX). Mr. Hall successfully completed the management of Phases 1, 2 and 3 drilling and general field operations, at Alberta Star’s Eldorado & Contact Lake IOCG Projects from 2006 to 2009. Mr. Hall acts as a Director of Arctic Hunter Energy Inc. which trades on the TSX Venture Exchange under the symbol AHU. Mr. Hall holds a Bachelor's Degree in Education from the University of British Columbia.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(A) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(A) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2013 all such filing requirements applicable to our officers and directors were current in their filings.

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

ITEM 10 – EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended June 30, 2013, 2012 and 2011.

Summary Compensation Table

						Non-Equity
						Incentive	Nonqualified	All
				Stock	Option	Plan	Deferred	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Tim Coupland	2013	-	-	-	-	-	-	-	-
President, Chief	2012	-	-	-	-	-	-	-	-
Executive Officer and Director	2011	-	-	-	-	-	-	-	-
Gord Steblin(1)	2013	-	-	-	-	-	-	-	-
Former Chief Financial	2012	-	-	-	-	-	-	-	-
Officer	2011	-	-	-	-	-	-	-	-
Tamiko Coupland	2013	-	-	-	-	-	-	-	-
Corporate Secretary	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
Brian Game	2013	-	-	-	-	-	-	-	-
Director	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
Robert Hall	2013	-	-	-	-	-	-	-	-
Chief Financial Officer	2012	-	-	-	-	-	-	-	-
and Director	2011	-	-	-	-	-	-	-	-

Note: (1) Mr. Robert Hall was appointed to the office of CFO of Dynamic on October 5, 2011. Mr. Gord Steblin was appointed to the office of CFO of Dynamic on February 9, 2009 and resigned on October 5, 2011.

Outstanding Equity Awards

As of September 17, 2013, our directors and executive officers did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our directors did not earn any compensation during the fiscal year ended June 30, 2013.

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

Title of		Amount and nature of	Percent of
class	Name and address of beneficial owner (2)	beneficial owner	class
(1)		(3)	(4)
Common	Tim Coupland	3,685,000	37.51%
Stock	President, Chief Executive Officer and Director	Direct
	Suite 501 – 675 West Hastings Street
	Vancouver, BC V6B 1N2
	Canada
Common	Brian Game	1,500,000	15.27%
Stock	Director	Direct
	Suite 300 – 675 West Hastings Street
	Vancouver, BC V6B 1N2
	Canada
Common	Robert Fedun	500,000	5.09%
Stock	Suite 2901 – 193 Aquarius Mews	Direct
	Vancouver, BC V6Z 2Z2
	Canada
Common	Dr. Douglas Coupland	575,000	5.85%
Stock	586 Barnham Place	Direct
	West Vancouver, BC V7S 1T7
	Canada
Common	David Lorne	500,000	5.09%
Stock	Suite 101 – 1184 Denman Street	Direct
	Vancouver, BC V6G 2M9
	Canada
Common	Mark Foreman	500,000	5.09%
Stock	2531 Borden Cres.	Direct
	Prince George, BC V2L 2X4
	Canada
Common	Larry Ilich	500,000	5.09%
Stock	1635 53 A. Street	Direct
	Delta, BC V4M 3G3
	Canada
Common	All Officers and Directors	5,185,000	52.77%
Stock	as a Group that Consists of Two People

The percent of class is based on 9,825,000 shares of common stock issued and outstanding as of the date of this annual report.

Changes in Control

We know of no arrangements the operation of which may result in a change of our control.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of the following parties has, during the fiscal year ended June 30, 2013, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  Any of our promoters;

  Any relative or spouse of any of the foregoing persons who has the same house as such person.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market. Our shares of common stock are listed on the Over-the-Counter Bulletin Board under the symbol “DYGO”.

ITEM 13 – EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title
3(i)	Articles of Incorporation*
3(ii)	Bylaws *
10.1	Mineral Property Bill of Sale*
10.2	Loan Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.3	Promissory Note dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.4	General Security Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gold Corp.**
10.5	General Security Agreement dated January 8, 2008 between Tim Coupland and Dynamic Gravel Holdings Ltd.**
10.6	Material Subsidiary Guarantee dated January 8, 2008 between Tim Coupland and Dynamic Gravel Holdings Ltd.**
10.7	Purchase and Sale Agreement dated January 8, 2008 between Dynamic Gravel Holdings Ltd. and Farshad Shirvani**
10.8	Loan Amending Agreement dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.9	Promissory Note dated May 24, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.10	Promissory Note dated August 14, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.11	Promissory Note dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.12	Trust Agreement dated September 16, 2008 between Tim Coupland and Dynamic Gold Corp.*****
10.13	Loan Amending Agreement dated January 8, 2009 between Tim Coupland and Dynamic Gold Corp.******
10.14	Promissory Note dated June 8, 2009 between Tim Coupland and Dynamic Gold Corp.******
10.15	Loan Amending Agreement dated June 8, 2009 between Tim Coupland and Dynamic Gold Corp.******
10.16	Promissory Notes dated September 14, 2009, December 29, 2009 and June 18, 2010 between Tim Coupland and Dynamic Gold Corp.*******
10.17	Loan Amending Agreements dated September 14, 2009, December 29, 2009, January 8, 2010 and June 18, 2010 between Tim Coupland and Dynamic Gold Corp.*******
10.18	Promissory Notes dated October 29, 2010 and March 12, 2011 between Tim Coupland and Dynamic Gold Corp. ********
10.19	Loan Amending Agreements dated October 29, 2010, and March 12, 2011 between Tim Coupland and Dynamic Gold Corp. ********
10.20	Promissory Notes dated September 22, 2011, January 7, 2012 and May 8, 2012 between Tim Coupland and Dynamic Gold Corp.*********
10.21	Loan Amending Agreements dated September 22, 2011, January 7, 2012 and May 8, 2012 between Tim Coupland and Dynamic Gold Corp.*********
10.22	Promissory Notes dated September 8, 2012, January 8, 2013 and February 5, 2013 between Tim Coupland and Dynamic Gold Corp.
10.23	Loan Amending Agreements dated September 8, 2012, January 8, 2013 and February 5, 2013 between Tim Coupland and Dynamic Gold Corp.
10.24	Consent of Independent Registered Public Accounting Firm.
21	Subsidiaries*****
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.a	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Claims location map***
99.2	Comprehensive National Instrument 43-101 Technical Report****

*	Included in our original SB-2 Registration Statement filed on December 9, 2004.
**	Included in our 10-QSB filed on February 14, 2008.
***	Included in our SB-2 Amended Registration Statement filed on October 19, 2005.
****	Included in our 8K filed on June 6, 2008.
*****	Included in our 10-KSB filed on September 24, 2008.
******	Included in our 10-K filed on September 15, 2009.
*******	Included in our 10-K filed on September 15, 2010.
*******	* Included in our 10-K filed on September 23, 2011.
*******	** Included in our 10-K filed on September 14, 2012.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

James Stafford Chartered Accountants audited our consolidated financial statements for fiscal 2012 and 2013. The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2013	2012
Audit fees*	$3,989	$2,381
Audit-related fees**	5,377	4,266
Tax fees	-	-
All other fees	-	-

Total fees paid or accrued to our principal accountants	$9,366	$6,647

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

DYNAMIC GOLD CORP.

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

BY:	/ s / Robert Hall
Robert Hall, Chief Financial Officer

DATE:	September 17, 2013

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

Date:	September 17, 2013

BY:	/ s / Robert Hall
Robert Hall, Chief Financial Officer

DATE:	September 17, 2013

Exhibit 31.a

CERTIFICATION

I, Tim Coupland, certify that:

1.	I have reviewed the report of Dynamic Gold Corp.;

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

Date: September 17, 2013

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

Date: September 17, 2013

/ s / Robert Hall
Robert Hall, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Company’s Report of Dynamic Gold Corp. (the "Company") on Form 10-K for the year ended June 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Coupland, Principal Executive Officer and I, Robert Hall, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
September 17, 2013

/ s / Robert Hall
Robert Hall, Principal Financial Officer
September 17, 2013