Form 10-K/A
period 2013-06-30
Dynamic Gold Corp.
filed 2013-09-19
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

9,825,000 as at September 17, 2013

Transitional Small Business Disclosure Format (Check One): Yes [ X ] No [   ]

EXPLANATORY NOTE

The purpose of this amendment to our Annual Report on Form 10-K for the period ended June 30, 2013, filed with the Securities Exchange Commission on September 18, 2013 (the “Form 10-K”), is to furnish Exhibit 101 - Interactive Data File in accordance with Rule 405 of Regulation S-T. This Form 10-K/A continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. This amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

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