Form 10-Q
period 2013-09-30
Dynamic Gold Corp.
filed 2013-11-08
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2013
Common stock, $.001 par value	9,825,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

		As at
	As at 30	30 June
	September	2013
	2013	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	7,486	1,369

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	10,600	26,462

Stockholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 common shares, $0.001 par value
Issued and outstanding
30 September 2013 – 9,825,000 common shares
30 June 2013 – 9,800,000 common shares	9,825	9,800
Additional paid-in capital	743,775	702,900
Deficit, accumulated during the exploration stage	(756,714)	(737,793)

	(3,114)	(25,093)

	7,486	1,369

Nature and Continuance of Operations (Note 1), Commitment and Contingency (Note 9) and Subsequent Event (Note 11)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Robert Hall	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period
	from the date
	of inception on	For the three	For the three
	21 January	month period	month period
	2004 to 30	ended 30	ended 30
	September	September	September
	2013	2013	2012
	$	$	$

Expenses
Advertising and promotion	3,523	-	-
Bank charges and interest (Note 5)	81,309	72	4,870
Filing and financing fees	78,394	3,437	6,246
Legal and accounting	142,929	1,851	2,871
Management fees (Notes 7 and 10)	387,000	15,000	15,000
Mineral property exploration costs	12,816	-	-
Office and miscellaneous (recovery)	3,274	(101)	998
Rent (Notes 7 and 10)	26,100	900	900
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-
Recovery of expenses (Notes 4, 9 and 10)	(14,238)	(2,238)	-

Net loss for the period	(756,714)	(18,921)	(30,885)

Deficit, accumulated during the exploration stage, beginning of period	-	(737,793)	(616,861)

Deficit, accumulated during the exploration stage, end of period	(756,714)	(756,714)	(647,746)

Basic and diluted loss per common share (Note 2)		(0.002)	(0.003)

Weighted average number of common shares outstanding		9,809,140	9,515,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the
	period from
	the date of
	inception on	For the three	For the three
	21 January	month period	month period
	2004 to 30	ended 30	ended 30
	September	September	September
	2013	2013	2012
	$	$	$

Cash flows used in operating activities
Net loss for the period	(756,714)	(18,921)	(30,885)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	413,100	15,900	15,900
Accrued interest (Note 5)	75,000	-	4,682
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-
Recovery of expenses (Notes 4, 9 and 10)	(14,238)	(2,238)	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	24,838	(13,624)	1,453

	(222,407)	(18,883)	(8,850)

Cash flows used in investing activities
Mineral property acquisition costs (Note 3)	(35,607)	-	-

Cash flows from financing activities
Issuance of common shares for cash	155,500	25,000	-
Increase in due to related party (Note 5)	110,000	-	10,000

	265,500	25,000	10,000

Increase in cash and cash equivalents	7,486	6,117	1,150

Cash and cash equivalents, beginning of period	-	1,369	8,285

Cash and cash equivalents, end of period	7,486	7,486	9,435

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares	Capital	paid-in	exploration	stockholders’
	issued	stock	capital	stage	deficiency
		$	$	$	$

Balance at 30 June 2011	9,515,000	9,515	290,985	(510,190)	(209,690)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(106,671)	(106,671)

Balance at 30 June 2012	9,515,000	9,515	354,585	(616,861)	(252,761)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Common shares issued for cash ($1.00 per share)	100,000	100	99,900	-	100,000
Common shares issued for debt ($1.00 per share)	185,000	185	184,815	-	185,000
Net loss for the year	-	-	-	(120,932)	(120,932)

Balance at 30 June 2013	9,800,000	9,800	702,900	(737,793)	(25,093)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	15,900	-	15,900
Common shares issued for cash ($1.00 per share)	25,000	25	24,975	-	25,000
Net loss for the period	-	-	-	(18,921)	(18,921)

Balance at 30 September 2013	9,825,000	9,825	743,775	(756,714)	(3,114)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

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

The Company’s interim consolidated financial statements as at 30 September 2013 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $18,921 for the three month period ended 30 September 2013 (30 September 2012 - $30,885, cumulative –$756,714) and has a working capital deficit of $3,114 at 30 September 2013 (30 June 2013 – $25,093).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2014. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These interim consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 September 2013, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

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
30 September 2013

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at 30 September 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

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
30 September 2013

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 30 September 2013.

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
30 September 2013

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

Recent Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years and interim periods within those years, beginning after 15 December 2014, with early adoption permissible. The adoption of this update is not expected to have a material impact on the Company’s interim consolidated financial statements.

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the three month period ended 30 September 2013 (30 September 2012 - $Nil, cumulative - $35,607).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the three month period ended 30 September 2013, the Company wrote off accounts payable balances in the amount of $2,238 (30 September 2012 - $Nil, cumulative - $14,238) related to interest and consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future. The write down has been recorded as a recovery of expenses and a decrease in accounts payable (Notes 9 and 10).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

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

On 26 April 2013, the Company paid $90,000 and issued 185,000 common shares at a price of $1.00 per share for a total consideration of $275,000 to an officer, director and shareholder of the Company as full settlement of the outstanding balance due to related party (Notes 6 and 10). Prior to the debt settlement, the Company had accrued cumulative interest of $75,000.

As at 30 September 2013, the Company had a balance due to related party of $Nil (30 June 2013 - $Nil).

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,825,000 common shares with a par value of $0.001 per common share.

On 28 August 2013, the Company issued 25,000 common shares at a price of $1.00 per share for total proceeds of $25,000.

On 7 May 2013, the Company completed a private placement of 100,000 common shares at a price of $1.00 per share for total proceeds of $100,000.

On 7 May 2013, the Company issued 185,000 common shares at a price of $1.00 per share to settle $185,000 outstanding balance due to related party (Notes 5 and 10).

7.	Related Party Transactions

During the three month period ended 30 September 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (30 September 2012 – $15,000, cumulative – $387,000) and for rent in the amount of $900 (30 September 2012 – $900, cumulative – $26,100) (Note 10).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

8.	Financial Instruments

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

If the Canadian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at period end, the impact on net loss and other comprehensive loss would have been $79 higher ($79 lower).

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

9.	Commitment and Contingency

As at 30 September 2013, the Company has written off a total of $14,238 of accounts payable balance related to interest and consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider that these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future (Notes 4 and 10).

10.	Supplemental Disclosures with Respect to Cash Flows

For the period
	from the date of	For the	For the
	inception on 21	three month	three month
	January 2004	period ended	period ended
	to 30 September	30 September	30 September
	2013	2013	2012
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the three month period ended 30 September 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (30 September 2012 – $15,000, cumulative – $387,000) and for rent in the amount of $900 (30 September 2012 – $900, cumulative – $26,100) (Note 7).

As at 30 September 2013, the Company has written off a total of $14,238 of accounts payable balance related to interest and consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider that these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future (Notes 4 and 9).

During the year ended 30 June 2013, the Company issued 185,000 common shares at a price of $1.00 per share for a total consideration of $185,000 to an officer, director and shareholder of the Company as part of a settlement of the outstanding balance due to related party (Notes 5 and 6).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

11.	Subsequent Event

There was no subsequent event from the date of the three month period ended 30 September 2013 to the date the interim consolidated financial statements were available to be issued on 8 November 2013.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Dynamic Gold”, “Company”, “we”, “our”, and “us” refer to Dynamic Gold Corp. and its subsidiary, as a consolidated entity, unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2013 including the following:

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

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans. During the three month period ended September 30, 2013, the Company borrowed an additional $Nil (September 30, 2012 - $10,000) from an officer, director and shareholder of the Company. This promissory note payable bore interest at 10% per annum. During the three month period ended September 30, 2013, $Nil (September 30, 2012 - $4,862) interest has been accrued and is secured by a general agreement over all the assets of the Company and is due and repayable January 8, 2014. On 26 April 2013, the Company paid $90,000 and issued 185,000 common shares at a price of $1.00 per share for a total consideration of $275,000 to an officer, director and shareholder of the Company as full settlement of the outstanding balance due to related party.

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

Results of Operations for the Three Month Period Ending September 30, 2013

We have not earned any revenues from our incorporation on January 21, 2004 to September 30, 2013. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the three month period ended September 30, 2013 was $18,921 compared to a net loss of $30,885 for the three month period ended September 30, 2012. The decrease in net loss for the three month period ended September 30, 2013 is mainly attributed to filing and financing fees, bank charges and interest, legal and accounting fees and recovery of expenses.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the three month periods ended September 30, 2013 and September 30, 2012. The Company did not conduct exploration activities during these periods.

Filing and financing fees decreased by $2,809 to $3,437 for the three month period ended September 30, 2013 from $6,246 for the three month period ended September 30, 2012. The filing and financing fees period over period decreased due to the decrease in charges to file our regulatory quarterly and annual filings with the British Columbia Securities Commission and the United States Securities and Exchange Commission.

Bank charges and interest have decreased by $4,798 to $72 for the three month period ended September 30, 2013 from $4,870 for the three month period ended September 30, 2012. The decrease in bank charges and interest period over period is due mainly to the interest accrued on the loan of $195,000 from our President, Mr. Tim Coupland in the previous year.

Legal and accounting fees decreased by $1,020 to $1,851 for the three month period ended September 30, 2013 from $2,871 for the three month period ended September 30, 2012. The decrease in legal and accounting fees period over period is due mainly to decreased professional fees incurred to prepare and file our regulatory quarterly and annual filings with the British Columbia Securities Commission and the United States Securities and Exchange Commission.

During the three month period ended September 30, 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (September 30, 2012 - $15,000) and for rent in the amount of $900 (September 30, 2012 - $900).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At September 30, 2013, we had cash on hand of $7,486 and liabilities of $10,600 consisting of accounts payable and accrued liabilities.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to September 30, 2013. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

An additional $Nil (September 30, 2012 - $Nil) has been incurred in connection with the preparation and completion of the Comprehensive National Instrument 43-101 compliant report on the Super Mammoth Gravel Project.

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

As of September 30, 2013, we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are in Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of September 30, 2013, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act")) are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Rob Hall, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2013 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of September 30, 2013, Tim Coupland, our President and Chief Executive Officer, and Rob Hall, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

November 8, 2013	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

November 8, 2013	BY:	/s/ Rob Hall
Date		Rob Hall, Chief Financial Officer

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

Date: November 8, 2013

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

Date: November 8, 2013

/ s / Rob Hall
Rob Hall, CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended September 30, 2013, each of Tim Coupland, the Chief Executive Officer, and Rob Hall, the Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
November 8, 2013

/ s / Rob Hall
Rob Hall, Principal Financial Officer
November 8, 2013