Form 10-Q
period 2014-03-31
Dynamic Gold Corp.
filed 2014-05-15
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ X ] Yes [   ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2014
Common stock, $.001 par value	9,840,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

		As at
		30 June
	As at 31	2013
	March 2014	(Audited)
	$	$
Assets

Current
Cash and cash equivalents	5,319	1,369

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	8,213	26,462

Stockholders’ deficiency
Capital stock (Note 6)
Authorized
75,000,000 common shares, $0.001 par value
Issued and outstanding
31 March 2014 – 9,840,000 common shares
30 June 2013 – 9,800,000 common shares	9,840	9,800
Additional paid-in capital	790,560	702,900
Deficit, accumulated during the exploration stage	(803,294)	(737,793)

	(2,894)	(25,093)

	5,319	1,369

Nature and Continuance of Operations (Note 1), Commitment and Contingency (Note 9) and Subsequent Event (Note 11)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Edward Burylo	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the		For the	For the	For the
	period from	For the	three	nine	nine
	the date of	three	month	month	month
	inception on	month	period	period	period
	21 January	period	ended 31	ended 31	ended 31
	2004 to 31	ended 31	March	March	March
	March 2014	March 2014	2013	2014	2013
	$	$	$	$	$
Expenses
Advertising and promotion	3,523	-	-	-	-
Bank charges and interest (Note 5)	81,439	50	5,213	202	15,122
Filing and financing fees	88,901	3,075	9,162	13,944	21,860
Legal and accounting	147,133	1,857	2,114	6,056	7,005
Management fees (Notes 7 and 10)	417,000	15,000	15,000	45,000	45,000
Mineral property exploration costs	12,816	-	-	-	-
Office and miscellaneous (recovery)	3,213	(114)	127	(163)	1,135
Rent (Notes 7 and 10)	27,900	900	900	2,700	2,700
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-	-
Recovery of expenses (Notes 4, 9 and 10)	(14,238)	-	-	(2,238)	-

Net loss for the period	(803,294)	(20,768)	(32,516)	(65,501)	(92,822)

Deficit, accumulated during the exploration stage, beginning of period	-	(782,526)	(677,167)	(737,793)	(616,861)

Deficit, accumulated during the exploration stage, end of period	(803,294)	(803,294)	(709,683)	(803,294)	(709,683)

Basic and diluted loss per common share (Note 2)		(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of common shares outstanding		9,836,461	9,515,000	9,823,425	9,515,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the	For the	For the	For the	For the
	period from	three	three	nine	nine
	the date of	month	month	month	month
	inception on	period	period	period	period
	21 January	ended 31	ended 31	ended 31	ended 31
	2004 to 31	March	March	March	March
	March 2014	2014	2013	2014	2013
	$	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(803,294)	(20,768)	(32,516)	(65,501)	(92,822)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	444,900	15,900	15,900	47,700	47,700
Accrued interest (Note 5)	75,000	-	4,951	-	14,508
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-	-
Recovery of expenses (Notes 4, 9, and 10)	(14,238)	-	-	(2,238)	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	22,451	(5,631)	4,588	(16,011)	8,384

	(239,574)	(10,499)	(7,077)	(36,050)	(22,230)
Cash flows used in investing activities
Mineral property acquisition costs (Note 3)	(35,607)	-	-	-	-

Cash flows from financing activities
Issuance of common shares for cash	170,500	15,000	-	40,000	-
Increase in due to related party (Note 5)	110,000	-	5,000	-	15,000

	280,500	15,000	5,000	40,000	15,000

Increase (decrease) in cash and cash equivalents	5,319	4,501	(2,077)	3,950	(7,230)

Cash and cash equivalents, beginning of period	-	818	3,132	1,369	8,285

Cash and cash equivalents, end of period	5,319	5,319	1,055	5,319	1,055

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares	Capital	paid-in	exploration	stockholders’
	issued	stock	capital	stage	deficiency
		$	$	$	$
Balance at 30 June 2011	9,515,000	9,515	290,985	(510,190)	(209,690)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(106,671)	(106,671)

Balance at 30 June 2012	9,515,000	9,515	354,585	(616,861)	(252,761)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Common shares issued for cash ($1.00 per share)	100,000	100	99,900	-	100,000
Common shares issued for debt ($1.00 per share)	185,000	185	184,815	-	185,000
Net loss for the year	-	-	-	(120,932)	(120,932)

Balance at 30 June 2013	9,800,000	9,800	702,900	(737,793)	(25,093)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	47,700	-	47,700
Common shares issued for cash ($1.00 per share)	40,000	40	39,960	-	40,000
Net loss for the period	-	-	-	(65,501)	(65,501)

Balance at 31 March 2014	9,840,000	9,840	790,560	(803,294)	(2,894)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2014

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

The Company’s interim consolidated financial statements as at 31 March 2014 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $65,501 for the nine month period ended 31 March 2014 (31 March 2013 - $92,822, cumulative – $803,294) and has a working capital deficit of $2,894 at 31 March 2014 (30 June 2013 – $25,093).

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

At 31 March 2014, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2014

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
31 March 2014

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at 31 March 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

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
31 March 2014

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 31 March 2014.

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
31 March 2014

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

During the year ended 30 June 2008, the Company acquired, through its wholly owned subsidiary, a 100% undivided rights, title and interest in and to two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims (the “Super Mammoth Gravel Project”) situated along the Homfray Channel at Lloyd Point on the south coast of British Columbia, Canada for $25,000. The Super Mammoth Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha). The claims are held in trust for the Company by an officer and director of the Company and are currently in good standing until their respective anniversary dates which are 6 November 2014 (Northern Gravel Claims) and 19 January 2015 (Super Mammoth Claim). The acquisition cost of $25,000 was initially capitalized as a tangible asset. During the year ended 30 June 2008, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Super Mammoth Gravel Project.

The Company had no expenditures related to the Super Mammoth Gravel Project for the nine month period ended 31 March 2014 (31 March 2013 - $Nil, cumulative - $35,607).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the nine month period ended 31 March 2014, the Company wrote off accounts payable balances in the amount of $2,238 (31 March 2013 - $Nil, cumulative - $14,238) related to interest and consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future. The write down has been recorded as a recovery of expenses and a decrease in accounts payable (Notes 9 and 10).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2014

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

As at 31 March 2014, the Company had a balance due to related party of $Nil (30 June 2013 - $Nil).

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 9,840,000 common shares with a par value of $0.001 per common share.

On 21 January 2014, the Company completed a private placement of 15,000 common shares at a price of $1.00 per share for total proceeds of $15,000.

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

During the nine month period ended 31 March 2014, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (31 March 2013 – $45,000, cumulative – $417,000) and for rent in the amount of $2,700 (31 March 2013 – $2,700, cumulative – $27,900) (Note 10).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2014

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

If the Canadian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at period end, the impact on net loss and other comprehensive loss would have been $69 higher ($69 lower).

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

As at 31 March 2014, the Company has written off a total of $14,238 of accounts payable balance related to interest and consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider that these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future (Notes 4 and 10).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2014

10.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date
	of inception on	For the	For the	For the	For the
	21 January	three month	three month	nine month	nine month
	2004	period ended	period ended	period ended	period ended
	to 31 March	31 March	31 March	31 March	31
	2014	2014	2013	2014	March 2013
	$	$	$	$	$

Cash paid during the period for interest	-	-	-	-	-

Cash paid during the period for income taxes	-	-	-	-	-

During the nine month period ended 31 March 2014, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (31 March 2013 – $45,000, cumulative – $417,000) and for rent in the amount of $2,700 (31 March 2013 – $2,700, cumulative – $27,900) (Note 7).

As at 31 March 2014, the Company has written off a total of $14,238 of accounts payable balance related to interest and consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider that these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future (Notes 4 and 9).

During the year ended 30 June 2013, the Company issued 185,000 common shares at a price of $1.00 per share for a total consideration of $185,000 to an officer, director and shareholder of the Company as part of a settlement of the outstanding balance due to related party (Notes 5 and 6).

11.	Subsequent Event

There was no subsequent event occurring from the date of the nine month period ended 31 March 2014 to the date the interim consolidated financial statements were available to be issued on 14 May 2014.

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

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans. During the nine month period ended March 31, 2014, the Company borrowed an additional $Nil (March 31, 2013 - $15,000) from an officer, director and shareholder of the Company. This promissory note payable bore interest at 10% per annum. During the nine month period ended March 31, 2014, $Nil (March 31, 2013 - $14,508) interest has been accrued and is secured by a general agreement over all the assets of the Company and is due and repayable January 8, 2014. On 26 April 2013, the Company paid $90,000 and issued 185,000 common shares at a price of $1.00 per share for a total consideration of $275,000 to an officer, director and shareholder of the Company as full settlement of the outstanding balance due to related party.

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

Results of Operations for the Nine Month Period Ending March 31, 2014

We have not earned any revenues from our incorporation on January 21, 2004 to March 31, 2014. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the nine month period ended March 31, 2014 was $65,501 compared to a net loss of $92,822 for the nine month period ended March 31, 2013. The decrease in net loss for the nine month period ended March 31, 2014 is mainly attributed to decrease in filing and financing fees, bank charges and interest, legal and accounting fees, and recovery of expenses.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the nine month periods ended March 31, 2014 and March 31, 2013. The Company did not conduct exploration activities during these periods.

Filing and financing fees decreased by $7,916 to $13,944 for the nine month period ended March 31, 2014 from $21,860 for the nine month period ended March 31, 2013. The filing and financing fees period over period decreased due to the decrease in charges to file our regulatory quarterly and annual filings with the British Columbia Securities Commission and the United States Securities and Exchange Commission.

Bank charges and interest have decreased by $14,920 to $202 for the nine month period ended March 31, 2014 from $15,122 for the nine month period ended March 31, 2013. The decrease in bank charges and interest over the period is due mainly to the interest accrued on the loan of $195,000 from our President, Mr. Tim Coupland in the previous year.

Legal and accounting fees decreased by $949 to $6,056 for the nine month period ended March 31, 2014 from $7,005 for the nine month period ended March 31, 2013. The decrease in legal and accounting fees over the period is due mainly to decreased professional fees incurred to prepare and file our regulatory quarterly and annual filings with the British Columbia Securities Commission and the United States Securities and Exchange Commission.

During the nine month period ended March 31, 2014, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (March 31, 2013 - $45,000) and for rent in the amount of $2,700 (March 31, 2013 - $2,700).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At March 31, 2014, we had cash on hand of $5,319 and liabilities of $8,213 consisting of accounts payable and accrued liabilities.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to March 31, 2014. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

An additional $Nil (March 31, 2013 - $Nil) has been incurred in connection with the preparation and completion of the Comprehensive National Instrument 43-101 compliant report on the Super Mammoth Gravel Project.

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

As of March 31, 2014, we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are in Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of March 31, 2014, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act")) are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2014 and believe they are effective.

Based upon their evaluation of our controls, Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer, has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

Based on the evaluation as of March 31, 2014, Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

May 14, 2014	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

May 14, 2014	BY:	/s/ Edward Burylo
Date		Edward Burylo, Interim Chief Financial Officer

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

Date: May 14, 2014

/ s / Tim Coupland
Tim Coupland, President and CEO

(Principal Executive Officer)

Exhibit 31.b

CERTIFICATION

I, Edward Burylo, certify that:

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

Date: May 14, 2014

/ s / Edward Burylo
Edward Burylo, Interim CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended March 31, 2014, each of Tim Coupland, the Chief Executive Officer, and Edward Burylo, the Interim Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
May 14, 2014

/ s / Edward Burylo
Edward Burylo, Principal Financial Officer
May 14, 2014