Form 10-K
period 2014-06-30
Dynamic Gold Corp.
filed 2014-09-24
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
Washington, D.C. 20549

FORM 10-K

[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2014.

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

$1,530,000 as at September 19, 2014

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

9,875,000 as at September 19, 2014

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

Our cash reserves are not sufficient to meet our obligations for the next-twelve month’s period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding. However, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans; during the twelve month period ended June 30, 2014, the Company borrowed $Nil (June 30, 2013 - $15,000).

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

The Report of Independent Registered Public Accounting Firm to our audited consolidated financial statements for the year ended June 30, 2014, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

Because our directors own 52.51% of our outstanding common stock, they could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our directors own approximately 52.51% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are quoted on the National Association of Securities Dealers' OTC Bulletin Board under the symbol “DYGO”. On September 17, 2014, the Company was approved for trading on the OTCQB market platform (United

States), under the symbol “DYGO”. The OTCQB is the venture stage marketplace for early stage U.S. and international companies and development stage companies in the United States. The Company was able to comply with new standards of eligibility that were implemented on March 26, 2014 to provide a stronger baseline of transparency for investors and undergo an annual verification and management certification process.

Holders of Common Stock

As of September 19, 2014, we had 43 stockholders of record holding 9,875,000 shares of common stock.

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

INCOME STATEMENT DATA	Accumulated from 21 January 2004 (Date of Inception) to 30 June 2014	Year Ended 30 June 2014	Year Ended 30 June 2013
Revenue	$Nil	$Nil	$Nil
Operating Expenses	$(827,175)	$(89,382)	$(120,932)

Net Loss	$(827,175)	$(89,382)	$(120,932)
Net Loss Per Share	---	$(0.009)	$(0.013)
Weighted Average Number of Common Shares Outstanding (basic and diluted)	---	9,828,466	9,557,945

BALANCE SHEET DATA	As at 30 June 2014	As at 30 June 2013
Working Capital (Deficiency)	$(875)	$(25,093)
Total Assets	$8,096	$1,369
Accumulated Deficit	$(827,175)	$(737,793)
Shareholders’ Deficiency	$(875)	$(25,093)

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

We will then commence the second phase of exploration. This phase will consist of a drilling program to determine the shape (volume) of the deposit and quality of the material and will take an additional month to complete. It will entail at least two (2) additional weeks of work for the six (6) man crew which includes a qualified geologist, one (1) assistant and four (4) crew members. This phase has an estimated cost of $200,000.

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

Limited Operating History; Need for Additional Capital

In the notes to the Company’s audited consolidated financial statements as of June 30, 2014, included elsewhere in this Form 10-K, the Company’s auditors included an explanatory paragraph stating that, because the Company had a working capital deficit of $875 as of June 30, 2014, and had incurred accumulated losses of $(827,175) for the period from January 21, 2004 (inception) to June 30, 2014, there was substantial doubt about its ability to continue as a going concern.

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

Results of Operations for the Year Ending June 30, 2014

We have not earned any revenues from our incorporation on January 21, 2004 to June 30, 2014. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the year ended June 30, 2014 was $89,382 compared to a net loss of $120,932 for the year ended June 30, 2013. Contributing to the period over period differences were bank charges and interest of $257 (2013 - $13,743), filing and financing fees of $14,794 (2013 - $24,459), legal and accounting fees of $12,929 (2013 - $17,900), management fees of $60,000 (2013 - $60,000) and rent of $3,600 (2013 - $3,600). During the year ended June 30, 2014, the Company also had a gain from forgiveness of debt of $2,238 (2013 - $Nil).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2014, we had cash on hand of $8,096 (2013 - $1,369) and liabilities of $8,971 (2013 - $26,462) consisting of accounts payable and accrued liabilities.

We will require additional funding in order to cover all anticipated administration costs and to proceed with the phase one and two of stage one exploration program that is estimated to cost $100,000, as well as the stage two drilling program on the property, estimated to cost $200,000.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to June 30, 2014. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

Financial instruments

The carrying amounts of cash and accounts payable approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, not does it utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on January 21, 2004 to June 30, 2014.

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

Dynamic Gold Corp.
(An Exploration Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dynamic Gold Corp.:

We have audited the accompanying consolidated balance sheet of Dynamic Gold Corp. (the “Company”) (a exploration stage company) as at June 30, 2014 and the related consolidated statements of operations and deficit, and cash flows, and changes in stockholders’ deficiency for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of June 30, 2013 and for the period from January 21, 2004 (inception) to June 30, 2013 were audited by other auditors whose report dated September 3, 2013 expressed an unqualified opinion on those financial statements. The consolidated financial statements for the period January 21, 2004 (inception) to June 30, 2013 reflect a total net loss of $737,793 of the related cumulative totals. Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date, the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
September 22, 2014

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at	As at
	30 June	30 June
	2014	2013
	$	$

Assets

Current
Cash	8,096	1,369

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	8,971	26,462

Shareholders’ deficiency
Capital stock (Note 6)
Authorized:
75,000,000 shares, $0.001 par value
Issued and outstanding:
30 June 2014 – 9,850,000 common shares
30 June 2013 – 9,800,000 common shares	9,850	9,800
Additional paid-in capital	816,450	702,900
Deficit, accumulated during the exploration stage	(827,175)	(737,793)

	(875)	(25,093)

	8,096	1,369

Nature and Continuance of Operations (Note 1), Commitment and Contingency (Note 9) and Subsequent Events (Note 12)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Edward Burylo	Director

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)

	For the
	period from
	the date of
	inception on
	21 January	For the
	2004	year	For the	For the
	to 30 June	ended	year ended	year ended
	2014	30 June	30 June	30 June
	(Unaudited)	2014	2013	2012
	$	$	$	$

Expenses
Advertising and promotion	3,523	-	-	-
Bank charges and interest (Note 5)	81,494	257	13,743	17,162
Filing and financing fees	89,751	14,794	24,459	18,620
Legal and accounting	154,007	12,929	17,900	6,848
Management fees (Notes 7 and 10)	432,000	60,000	60,000	60,000
Mineral property exploration costs	12,816	-	-	-
Office and miscellaneous	3,415	40	1,230	441
Rent (Notes 7 and 10)	28,800	3,600	3,600	3,600
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-
Write-off of accounts payable (Note 4)	(2,238)	(2,238)	-	-
Recovery of expenses (Notes 4 and 9)	(12,000)	-	-	-

Net loss for the period	(827,175)	(89,382)	(120,932)	(106,671)

Deficit, accumulated during the exploration stage, beginning of period	-	(737,793)	(616,861)	(510,190)

Deficit, accumulated during the exploration stage, end of period	(827,175)	(827,175)	(737,793)	(616,861)

Basic and diluted loss per common share (Note 2)		(0.009)	(0.013)	(0.011)

Weighted average number of common shares outstanding		9,828,466	9,557,945	9,515,000

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period
	from the date of
	inception on 21	For the	For the	For the
	January 2004	year	year	year
	to 30 June	ended	ended	ended
	2014	30 June	30 June	30 June
	(Unaudited)	2014	2013	2012
	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(827,175)	(89,382)	(120,932)	(106,671)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 10)	460,800	63,600	63,600	63,600
Accrued interest (Note 5)	75,000	-	13,036	16,524
Write-down of mineral property acquisition costs (Note 3)	35,607	-	-	-
Write-off of accounts payable (Note 4)	(2,238)	(2,238)	-	-
Recovery of expenses (Notes 4 and 9)	(12,000)	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	23,209	(15,253)	12,380	(1,752)

	(246,797)	(43,273)	(31,916)	(28,299)

Cash flows used in investing activity
Mineral property acquisition costs (Note 3)	(35,607)	-	-	-

Cash flows from financing activities
Issuance of common shares for cash	180,500	50,000	100,000	-
Increase (decrease) in due to related party (Note 5)	110,000	-	(75,000)	33,500

	290,500	50,000	25,000	33,500

Increase (decrease) in cash	8,096	6,727	(6,916)	5,201

Cash, beginning of period	-	1,369	8,285	3,084

Cash, end of period	8,096	8,096	1,369	8,285

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)

				Deficit,
				accumulated	Total
			Additional	during the	stockholders’
	Number	Capital	paid-in	exploration	equity
	of shares	stock	capital	stage	(deficiency)
	issued	$	$	$	$

Balance at 21 January 2004 (inception)	-	-	-	-	-
Common shares issued for cash ($0.001 per share)	7,500,000	7,500	-	-	7,500
Common shares issued for cash ($0.01 per share)	2,000,000	2,000	18,000	-	20,000
Common shares issued for cash ($0.20 per share)	15,000	15	2,985	-	3,000
Net loss for the period	-	-	-	(10,267)	(10,267)

Balance at 30 June 2004	9,515,000	9,515	20,985	(10,267)	20,233
Net loss for the year	-	-	-	(26,040)	(26,040)

Balance at 30 June 2005	9,515,000	9,515	20,985	(36,307)	(5,807)
Net loss for the year	-	-	-	(22,156)	(22,156)

Balance at 30 June 2006	9,515,000	9,515	20,985	(58,463)	(27,963)
Contributions to capital by related party	-	-	15,600	-	15,600
Net loss for the year	-	-	-	(33,845)	(33,845)

Balance at 30 June 2007	9,515,000	9,515	36,585	(92,308)	(46,208)
Contributions to capital by related party	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(143,850)	(143,850)

Balance at 30 June 2008	9,515,000	9,515	100,185	(236,158)	(126,458)
Contributions to capital by related party	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(99,555)	(99,555)

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)

				Deficit,
				accumulated	Total
			Additional	during the	shareholders’
	Number	Capital	paid-in	exploration	equity
	of shares	stock	capital	stage	(deficiency)
	issued	$	$	$	$

Balance at 30 June 2009	9,515,000	9,515	163,785	(335,713)	(162,413)
Contributions to capital by related party	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(92,183)	(92,183)

Balance at 30 June 2010	9,515,000	9,515	227,385	(427,896)	(190,996)
Contributions to capital by related party	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(82,294)	(82,294)

Balance at 30 June 2011	9,515,000	9,515	290,985	(510,190)	(209,690)
Contributions to capital by related party – expenses (Notes 7 and 10)	-	-	63,600	-	63,600
Net loss for the year	-	-	-	(106,671)	(106,671)

Balance at 30 June 2012	9,515,000	9,515	354,585	(616,861)	(252,761)
Contributions to capital by related party (Notes 7 and 10)	-	-	63,600	-	63,600
Common shares issued for cash ($1.00 per share)	100,000	100	99,900	-	100,000
Common shares issued for debt ($1.00 per share)	185,000	185	184,815	-	185,000
Net loss for the year	-	-	-	(120,932)	(120,932)

Balance at 30 June 2013	9,800,000	9,800	702,900	(737,793)	(25,093)
Contributions to capital by related party (Notes 7 and 10)	-	-	63,600	-	63,600
Common shares issued for cash ($1.00 per share)	50,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(89,382)	(89,382)

Balance at 30 June 2014	9,850,000	9,850	816,450	(827,175)	(875)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

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

The Company’s consolidated financial statements as at 30 June 2014 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $89,382 for the year ended 30 June 2014 (30 June 2013 – $120,932, 30 June 2012 – $106,671, cumulative – $827,175) and has a working capital deficit of $875 at 30 June 2014 (30 June 2013 – working capital deficit of $25,093).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2015. However, if the Company is unable to raise additional capital in the near future, management expects that the Company will need to curtail operations, seek additional capital on less favourable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2014, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

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
30 June 2014

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at 30 June 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 30 June 2014.

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

Use of estimates and assumptions

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
30 June 2014

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

Other recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the year ended 30 June 2014 (30 June 2013 - $Nil, 30 June 2012 - $Nil, cumulative - $35,607).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the year ended 30 June 2014, the Company wrote off accounts payable balances in the amount of $Nil (30 June 2013 - $Nil, 30 June 2012 - $Nil, cumulative - $12,000) related to consulting fees that had remained unpaid for several years without any claim being made by the creditor against the Company. Management does not consider these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these balances in the future. The write down has been recorded as a recovery of expenses and a decrease in accounts payable (Note 9).

During the year ended 30 June 2014, the Company wrote off accounts payable balance in the amount of $2,238 (30 June 2013 - $Nil, 30 June 2012 - $Nil, cumulative - $2,238) related to finance charges that were forgiven by the vendor.

5.	RELATED PARTY LOANS

The Company had a loan from an officer, director and shareholder of the Company in the amount of $200,000, by way of loan agreements entered into on 14 September 2011, 22 September 2011, 7 January 2012, 8 January 2012, 8 May 2012, 8 September 2012, 8 January 2013 and 5 February 2013. The loan had an interest of 10% per annum, was secured by a general agreement over all of the assets of the Company and was due and repayable on 8 January 2014.

During the year ended 30 June 2014, the Company accrued interest of $Nil (30 June 2013 - $13,036, 30 June 2012 - $16,524, cumulative - $75,000). The balance of $275,000, prior to debt settlement, consisted of principal of $200,000 and accrued interest $75,000 (Note 10).

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

Issued and outstanding

At 30 June 2014, the total issued and outstanding capital stock is 9,850,000 common shares with a par value of $0.001 per common share (30 June 2013: 9,800,000).

On 27 May 2014, the Company completed a private placement of 10,000 common shares at a price of $1.00 per share for total proceeds of $10,000.

On 21 January 2014, the Company completed a private placement of 15,000 common shares at a price of $1.00 per share for total proceeds of $15,000.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

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

During the year ended 30 June 2014, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2013 – $60,000, 30 June 2012 – $60,000, cumulative – $432,000) and for rent in the amount of $3,600 (30 June 2013 – $3,600, 30 June 2012 – $3,600, cumulative – $28,800) (Note 10).

8.	INCOME TAXES

The Company has losses carried forward for income tax purposes to 30 June 2014. There are no current or deferred tax expenses for the year ended 30 June 2014 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the	For the	For the
	year ended	year ended	year ended
	30 June	30 June	30 June
	2014	2013	2012
	$	$	$

Deferred tax asset attributable to:
Current operations	30,390	41,117	36,268
Contributions to capital by related parties	(21,624)	(21,624)	(21,624)
Less: Change in valuation allowance	(8,766)	(19,493)	(14,644)

Net refundable amount	-	-	-

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

The composition of the Company’s deferred tax assets as at 30 June 2014 and 30 June 2013 are as follows:

	As at 30 June	As at 30 June
	2014	2013
	$	$

Net income tax operating loss carryforward	827,175	737,793

Statutory federal income tax rate	34.00%	34.00%
Contributed rent and services	-18.90%	-18.30%
Effective income tax rate	0%	0%

Deferred tax assets	124,568	115,802
Less: Valuation allowance	(124,568)	(115,802)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2014, the Company has an unused net operating loss carry-forward balance of approximately $366,375 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2025 and 2034.

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

10.	SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

For the period
from the date
of inception on
21 January		For the	For the	For the
	2004	year	year	year
to 30 June		ended	ended	ended
	2014	30 June	30 June	30 June
(Unaudited)		2014	2013	2012
	$	$	$	$

Cash paid during the period for interest	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

During the year ended 30 June 2014, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2013 – $60,000, 30 June 2012 – $60,000, cumulative – $432,000) and for rent in the amount of $3,600 (30 June 2013 – $3,600, 30 June 2012 – $3,600, cumulative – $28,800) (Note 7).

During the year ended 30 June 2014, the Company accrued interest of $Nil (30 June 2013 - $13,036, 30 June 2012 – $16,524, cumulative – $75,000) related to a loan payable to a related party (Note 5).

During the year ended 30 June 2013, the Company issued 185,000 common shares at a price of $1.00 per share for a total consideration of $185,000 to an officer, director and shareholder of the Company as part of a settlement of the outstanding balance due to related party (Notes 5 and 6).

11.	FINANCIAL INSTRUMENTS

The carrying value of cash and accounts payable approximates fair value due to the short term maturity of these financial instruments.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash. The Company deposits cash with high credit quality financial institutions as determined by rating agencies.

Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

If the Canadian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been insignificant.

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
30 June 2014

12.	SUBSEQUENT EVENTS

The following event occurred during the period from the year ended 30 June 2014 to the date of consolidated financial statements were available to be issued:

On 27 August 2014, the Company completed a private placement of 25,000 common shares at a price of $1.00 per share for total proceeds of $25,000.

On 17 September 2014, the Company received approval to trade on the OTCQB market platform (United States), under the symbol “DYGO”. The OTCQB is the venture stage marketplace for early stage U.S. and international companies and development stage companies in the United States. The Company was able to comply with new standards of eligibility that were implemented on 26 March 2014 to provide a stronger baseline of transparency for investors and undergo an annual verification and management certification process.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of June 30, 2014, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Edward Burylo, our Interim Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly consolidated financial statements as of June 30, 2014 and believe they are effective.

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

Changes in internal controls

Based on the evaluation as of June 30, 2014, Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Edward Burylo, our Interim Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8A(T) – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures above.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors

Name of Director	Age	Since
Tim Coupland	55	01/24/2004
Brian Game	51	01/24/2004
Edward Burylo	74	04/24/2014

Executive Officers and Management

Name of Officer	Age	Office	Since
Tim Coupland	55	President, Chief Executive Officer	01/24/2004
Edward Burylo	74	Interim Chief Financial Officer	04/24/2014
Tamiko Coupland	46	Corporate Secretary	04/26/2007

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Tim Coupland, President and Chief Executive Officer

Mr. Coupland has acted as our President, Chief Executive Officer and director since our incorporation on January 21, 2004. Mr. Coupland has held numerous officer and directorship positions with TSX-V listed companies and OTCBB listed junior mining companies. Since 2000, Mr. Coupland has acted as President, Director and Chief Executive Officer of Alberta Star Development Corp., (TSX-V-ASX) (OTCBB-ASXSF) an exploration company engaged in the acquisition, exploration and development of exploration properties. Since 1996, he has acted as President, Secretary and sole director of T8X Capital Ltd., a private British Columbia company involved in public company structuring and reorganization, preparing business plans, sourcing public and private financing and completing due diligence reviews of companies. In 2006, he was appointed director of Max Resource Corp. (TSX-V-MXR) (OTCBB-MXROF). Mr. Coupland has also acted as director of Anglo-Sierra Resources Corp., a non-reporting junior resource company whose shares were quoted on the OTCBB. Mr. Coupland has over 20 years of business experience with both public and private companies and has been successfully involved in raising both debt and equity financings of over $90 million dollars. He brings expertise in raising equity capital and then assembling highly seasoned teams of professionals, consultants, financial consultants and mineral exploration advisors who have proven track records in financing, negotiation and promotion required to secure and develop successful mineral exploration projects. Mr. Coupland brings a wealth of technical and financial experience as well as long-term business relationships with many Canadian First Nations and Métis groups operating in British Columbia, Alberta and Canada’s Northwest Territories. Mr. Coupland has a Bachelor’s degree in Geography from Simon Fraser University.

Tamiko Coupland, Corporate Secretary

Mrs. Coupland joined the Company as Corporate Secretary for the Company on April 26, 2007. Mrs. Coupland was the former Corporate Secretary for Alberta Star Development Corp., (TSX-V-ASX) (OTCBB-ASXSF) from October 20, 2004 to October 19, 2005. Since 1996, she has acted as the secretary for T8X Capital Ltd., a private British Columbia company involved in public company structuring and reorganization, preparing business plans, sourcing public and private financing and completing due diligence reviews of many TSX and OTCBB listed companies as well as private companies.

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

Edward Burylo, Director and Interim Chief Financial Officer

Mr. Burylo was appointed as a director and Interim Chief Financial Officer of the Company on April 24, 2014. Mr. Burylo has also acted as a director and audit committee member of numerous TSX-V and OTCBB exchange listed companies. Mr. Burylo brings over 45 years of experience in management in both public and private companies. Mr. Burylo builds and maintains strong institutional and retail relationships and is instrumental in assisting in the day-to-day management and operations of the Company. He is an active director and officer of Arctic Hunter Energy Inc. (TSX.V: AHU) and a former director and audit committee member of Alberta Star Development Corp. (TSX.V: ASX).

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(A) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(A) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2014 all such filing requirements applicable to our officers and directors were current in their filings.

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

ITEM 10 – EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended June 30, 2014, 2013 and 2012.

Summary Compensation Table

Non-Equity
						Incentive	Nonqualified	All
				Stock	Option	Plan	Deferred	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Tim Coupland President, Chief Executive Officer and Director	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

Edward Burylo(1) Inteirm Chief Financial Officer and Director	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

Tamiko Coupland Corporate Secretary	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

Brian Game Director	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

Robert Hall(2) Former Chief Financial Officer and Former Director	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

Note:
(1) Mr. Edward Burylo was appointed to the office of CFO of Dynamic on April 24, 2014.
(2) Mr. Robert Hall was appointed to the office of CFO of Dynamic on October 5, 2011 and resigned on April 24, 2014.

Outstanding Equity Awards

As of September 19, 2014, our directors and executive officers did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our directors did not earn any compensation during the fiscal year ended June 30, 2014.

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

Title of		Amount and nature of	Percent of
class	Name and address of beneficial owner (2)	beneficial owner	class
(1)		(3)	(4)

Common	Tim Coupland	3,685,000	37.32%
Stock	President, Chief Executive Officer and Director	Direct
	Suite 501 – 675 West Hastings Street
	Vancouver, BC V6B 1N2
	Canada

Common	Brian Game	1,500,000	15.19%
Stock	Director	Direct
	Suite 300 – 675 West Hastings Street
	Vancouver, BC V6B 1N2
	Canada

Common	Robert Fedun	500,000	5.06%
Stock	Suite 2901 – 193 Aquarius Mews	Direct
	Vancouver, BC V6Z 2Z2
	Canada

Common	Dr. Douglas Coupland	650,000	6.58%
Stock	586 Barnham Place	Direct
	West Vancouver, BC V7S 1T7
	Canada

Common	David Lorne	500,000	5.06%
Stock	Suite 101 – 1184 Denman Street	Direct
	Vancouver, BC V6G 2M9
	Canada

Common	Mark Foreman	500,000	5.06%
Stock	2531 Borden Cres.	Direct
	Prince George, BC V2L 2X4
	Canada

Common	Larry Ilich	500,000	5.06%
Stock	1635 53 A. Street	Direct
	Delta, BC V4M 3G3
	Canada

Common	All Officers and Directors	5,185,000	52.51%
Stock	as a Group that Consists of Two People

The percent of class is based on 9,875,000 shares of common stock issued and outstanding as of the date of this annual report.

Changes in Control

We know of no arrangements the operation of which may result in a change of our control.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of the following parties has, during the fiscal year ended June 30, 2014, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  Any of our promoters;

  Any relative or spouse of any of the foregoing persons who has the same house as such person.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market. Our shares of common stock are listed on the Over-the-Counter Bulletin Board under the symbol “DYGO”. On September 17, 2014, the Company received approval to trade on the OTCQB market platform (United States), under the symbol “DYGO”. The OTCQB is the venture stage marketplace for early stage U.S. and international companies and development stage companies in the United States. The Company was able to company with new standards of eligibility that were implemented on March 26, 2014 to provide a stronger baseline of transparency for investors and undergo an annual verification and management certification process.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

Dale Matheson Carr-Hilton Labonte LLP audited our consolidated financial statements for fiscal 2014 and James Stafford Chartered Accountants audited our consolidated financial statements for fiscal 2013. The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2014	2013

Audit fees*		$3,989
Audit-related fees**		5,377
Tax fees		-
All other fees		-

Total fees paid or accrued to our principal accountants		$9,366

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

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the

Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC GOLD CORP.

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

BY:	/ s / Edward Burylo
Edward Burylo, Interim Chief Financial Officer

DATE:	September 19, 2014

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

Date:	September 19, 2014

BY:	/ s / Edward Burylo
Edward Burylo, Interim Chief Financial Officer

DATE:	September 19, 2014

Exhibit 31.a

CERTIFICATION

I, Tim Coupland, certify that:

1.	I have reviewed the report of Dynamic Gold Corp.;

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

Date: September 19, 2014

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

Date: September 19, 2014

/ s / Edward Burylo
Edward Burylo, Interim CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Company’s Report of Dynamic Gold Corp. (the "Company") on Form 10-K for the year ended June 30, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Coupland, Principal Executive Officer and I, Edward Burylo, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
September 19, 2014

/ s / Edward Burylo
Edward Burylo, Principal Financial Officer
September 19, 2014