Form 10-Q
period 2014-09-30
Dynamic Gold Corp.
filed 2014-11-07
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-52417

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

Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 7, 2014
Common stock, $.001 par value	9,875,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at	As at
	30 September	30 June
	2014	2014
	(Unaudited)	(Audited)
	$	$

Assets

Current
Cash	17,512	8,096

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	10,546	8,971

Stockholders’ equity (deficiency)
Capital stock (Note 6)
Authorized
75,000,000 common shares, $0.001 par value
Issued and outstanding
30 September 2014 – 9,875,000 common shares
30 June 2014 – 9,850,000 common shares	9,875	9,850
Additional paid-in capital	857,325	816,450
Deficit, accumulated during the exploration stage	(860,234)	(827,175)

	6,966	(875)

	17,512	8,096

Nature and Continuance of Operations (Note 1), and Subsequent Event (Note 9)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Edward Burylo	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month	For the three month
	period ended	period ended
	30 September 2014	30 September 2013
	$	$

Expenses
Bank charges and interest	87	72
Consulting	921	-
Filing and financing fees	5,959	3,437
Legal and accounting	2,510	1,851
Management fees (Note 7)	15,000	15,000
Office and miscellaneous (recovery)	182	(101)
Regulatory fees	7,500	-
Rent (Note 7)	900	900
Write-off of accounts payable (Note 4)	-	(2,238)

Net loss	(33,059)	(18,921)

Basic and diluted loss per common share	(0.003)	(0.002)

Weighted average number of common shares outstanding	9,857,609	9,809,140

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month	For the three month
	period ended	period ended
	30 September 2014	30 September 2013
	$	$

Cash flows from operating activities
Net loss	(33,059)	(18,921)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Note 7)	15,900	15,900
Write-off of accounts payable (Note 4)	-	(2,238)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	1,575	(13,624)

	(15,584)	(18,883)

Cash flows from financing activities
Issuance of common shares for cash	25,000	25,000

	25,000	25,000

Increase in cash	9,416	6,117

Cash, beginning	8,096	1,369

Cash, ending	17,512	7,486

Supplemental Disclosures with Respect to Cash Flows (Note 8)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares	Capital	paid-in	exploration	stockholders’
	issued	stock	capital	stage	deficiency
		$	$	$	$

Balance at 30 June 2013	9,800,000	9,800	702,900	(737,793)	(25,093)
Contributions to capital by related party – expenses (Note 7)	-	-	15,900	-	15,900
Common shares issued for cash ($1.00 per share) (Note 6)	25,000	25	24,975	-	25,000
Net loss	-	-	-	(18,921)	(18,921)

Balance at 30 September 2013	9,825,000	9,825	743,775	(756,714)	(3,114)
Contributions to capital by related party – expenses			47,700	-	47,700
Common shares issued for cash ($1.00 per share) (Note 6)	25,000	25	24,975	-	25,000
Net loss				(70,461)	(70,461)

Balance at 30 June 2014	9,850,000	9,850	816,450	(827,175)	(875)
Contributions to capital by related party – expenses (Note 7)	-	-	15,900	-	15,900
Common shares issued for cash ($1.00 per share) (Note 6)	25,000	25	24,975	-	25,000
Net loss	-	-	-	(33,059)	(33,059)

Balance at 30 September 2014	9,875,000	9,875	857,325	(860,234)	6,966

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2014

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

These interim consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 30 June 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended 30 June 2014 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended 30 September 2014, are not necessarily indicative of the results that may be expected for the year ending 30 June 2015.

The Company is in the business of acquiring and exploring mineral properties. The recoverability of the amounts expended by the Company on acquiring and exploring mineral properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to complete the acquisition and/or development of the properties and upon future profitable production.

The Company’s interim consolidated financial statements as at 30 September 2014 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $33,059 for the three month period ended 30 September 2014 (30 September 2013 – $18,921) and has a working capital of $6,966 at 30 September 2014 (30 June 2014 – working capital deficit of $875).

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

At 30 September 2014, the Company had incurred losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2014

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Recent Accounting Pronouncement

The Company has elected to early adopt the guidance in FASB Topic 915 and no longer provides the disclosure for development stage companies. Accordingly, the figures for the period from inception to the current period are no longer provided.

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the three month period ended 30 September 2014 (30 September 2013 - $Nil).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the three month period ended 30 September 2014, the Company wrote off accounts payable balance in the amount of $Nil (30 September 2013 – $2,238) related to finance charges that were forgiven by the vendor.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2014

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

On 26 April 2013, the Company paid $90,000 and issued 185,000 common shares at a price of $1.00 per share for a total consideration of $275,000 to the officer, director and shareholder of the Company as full settlement of the outstanding balance. Prior to the debt settlement, the Company had accrued cumulative interest of $75,000.

6.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

At 30 September 2014, the total issued and outstanding capital stock is 9,875,000 common shares with a par value of $0.001 per common share (30 June 2014 – 9,850,000).

On 27 August 2014, the Company completed a private placement of 25,000 common shares at a price of $1.00 per share for total proceeds of $25,000.

On 27 May 2014, the Company completed a private placement of 10,000 common shares at a price of $1.00 per share for total proceeds of $10,000.

On 21 January 2014, the Company completed a private placement of 15,000 common shares at a price of $1.00 per share for total proceeds of $15,000.

On 28 August 2013, the Company issued 25,000 common shares at a price of $1.00 per share for total proceeds of $25,000.

7.	Related Party Transactions

During the three month period ended 30 September 2014, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (30 September 2013 – $15,000) and for rent in the amount of $900 (30 September 2013 – $900).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2014

8.	Supplemental Disclosures with Respect to Cash Flows

	For the	For the
	three month	three month
	period ended	period ended
	30 September	30 September
	2014	2013
	$	$

Cash paid during the period for interest	-	-
Cash paid during the period for income taxes	-	-

During the three month period ended 30 September 2014, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (30 September 2013 – $15,000) and for rent in the amount of $900 (30 September 2013 – $900) (Note 7).

During the year ended 30 June 2013, the Company issued 185,000 common shares at a price of $1.00 per share for a total consideration of $185,000 to an officer, director and shareholder of the Company as part of a settlement of the outstanding balance due to related party (Note 5).

9.	Subsequent Event

On 3 October 2014, the Company renewed its exploration claims on the Northern Gravel Claims and Super Mammoth Gravel Claims. The Northern Gravel Claims are valid until 6 November 2015 and the Super Mammoth Gravel Claims are valid until 19 January 2016. The Company is in compliance with the British Columbia Mineral Tenure Act.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Dynamic Gold”, “Company”, “we”, “our”, and “us” refer to Dynamic Gold Corp. and its subsidiary, as a consolidated entity, unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2014 including the following:

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

The Super Mammoth Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha). A detailed report used in obtaining aggregate samples has been filed and accepted by the British Columbia’s Gold Commissioner’s office in September 2007. The claims are currently in good standing until their respective anniversary dates which are November 6, 2015 (Northern Gravel Claims) and January 19, 2016 (Super Mammoth Claim). The acquisition cost of $25,000 was initially capitalized as a tangible asset. During the year ended June 30, 2008, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Super Mammoth Gravel Project.

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

Results of Operations for the Three Month Period Ending September 30, 2014

We have not earned any revenues from our incorporation on January 21, 2004 to September 30, 2014. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the three month period ended September 30, 2014 was $33,059 compared to a net loss of $18,921 for the three month period ended September 30, 2013. The increase in net loss for the three month period ended September 30, 2014 is mainly attributed to increase in consulting fees and regulatory fees related to the Company’s listing on the OTCQB market.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the three month periods ended September 30, 2014 and 2013. The Company did not conduct exploration activities during these periods.

Filing and financing fees increased by $2,522 to $5,959 for the three month period ended September 30, 2014 from $3,437 for the three month period ended September 30, 2013. The filing and financing fees period over period increased due to the increase in charges to file our regulatory quarterly and annual filings with the British Columbia Securities Commission and the United States Securities and Exchange Commission.

Legal and accounting fees increased by $659 to $2,510 for the three month period ended September 30, 2014 from $1,851 for the three month period ended September 30, 2013. The increase in legal and accounting fees over the period is due mainly to increased professional fees incurred to prepare and file our regulatory quarterly and annual filings with the British Columbia Securities Commission and the United States Securities and Exchange Commission.

During the three month period ended September 30, 2014, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (September 30, 2013 - $15,000) and for rent in the amount of $900 (September 30, 2013 - $900).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At September 30, 2014, we had cash on hand of $17,512 and liabilities of $10,546 consisting of accounts payable and accrued liabilities.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to September 30, 2014. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

Subsequent Event

On October 3, 2014, the Company renewed its exploration claims on the Northern Gravel Claims and Super Mammoth Gravel Claims. The Northern Gravel Claims are valid until November 6, 2015 and the Super Mammoth Gravel Claims are valid until January 19, 2016. The Company is in compliance with the British Columbia Mineral Tenure Act.

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

As of September 30, 2014, we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are in Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of September 30, 2014, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act")) are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2014 and believe they are effective.

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

Attestation report of the registered public accounting firm

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this report.

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of September 30, 2014, Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

November 7, 2014	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

November 7, 2014	BY:	/s/ Edward Burylo
Date		Edward Burylo, Interim Chief Financial Officer

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

Date: November 7, 2014

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

Date: November 7, 2014

/ s / Edward Burylo
Edward Burylo, Interim CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended September 30, 2014, each of Tim Coupland, the Chief Executive Officer, and Edward Burylo, the Interim Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
November 7, 2014

/ s / Edward Burylo
Edward Burylo, Principal Financial Officer
November 7, 2014