Form 10-Q
period 2014-12-31
Dynamic Gold Corp.
filed 2015-02-09
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-52417

DYNAMIC GOLD CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of organization) (I.R.S. employer identification no.)

1610-675 West Hastings Street, Vancouver, British Columbia, V6B 1N2 Canada
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 6, 2015
Common stock, $0.001 par value	9,885,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at	As at
	31 December	30 June
	2014	2014
	(Unaudited)	(Audited)
	$	$

Assets

Current
Cash	9,144	8,096

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	8,560	8,971

Stockholders’ equity (deficiency)
Capital stock (Note 5)
Authorized
75,000,000 common shares, $0.001 par value
Issued and outstanding
31 December 2014 – 9,885,000 common shares
30 June 2014 – 9,850,000 common shares	9,885	9,850
Additional paid-in capital	883,215	816,450
Deficit, accumulated during the exploration stage	(892,516)	(827,175)

	584	(875)

	9,144	8,096

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Edward Burylo	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three	For the three	For the six	For the six
	month	month	month	month
	period ended	period ended	period ended	period ended
	31 December	31 December	31 December	31 December
	2014	2013	2014	2013
	$	$	$	$

Expenses
Bank charges and interest	56	80	143	152
Consulting	3,768	-	4,689	-
Filing and financing fees	4,000	7,431	9,959	10,869
Legal and accounting	2,512	2,349	5,022	4,199
Management fees (Note 6)	15,000	15,000	30,000	30,000
Office and miscellaneous	(1,255)	52	(1,073)	(49)
Regulatory fees	-	-	7,500	-
Rent (Note 6)	900	900	1,800	1,800
Travel	7,301	-	7,301	-
Write-off of accounts payable (Note 4)	-	-	-	(2,238)

Net loss	(32,282)	(25,812)	(65,341)	(44,733)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding	9,876,522	9,825,000	9,867,065	9,817,027

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the six month	For the six month
	period ended	period ended
	31 December 2014	31 December 2013
	$	$

Cash flows from operating activities
Net loss	(65,341)	(44,733)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Note 6)	31,800	31,800
Write-off of accounts payable (Note 4)	-	(2,238)
Changes in operating assets and liabilities
Decrease in accounts payable and accrued liabilities	(411)	(10,380)

	(33,952)	(25,551)

Cash flows from financing activities
Issuance of common shares for cash	35,000	25,000

	35,000	25,000

Increase (decrease) in cash	1,048	(551)

Cash, beginning	8,096	1,369

Cash, ending	9,144	818

Supplemental Disclosures with Respect to Cash Flows (Note 7)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares	Capital	paid-in	exploration	stockholders’
	issued	stock	capital	stage	deficiency
		$	$	$	$

Balance at 30 June 2013	9,800,000	9,800	702,900	(737,793)	(25,093)
Contributions to capital by related party – expenses (Note 6)	-	-	31,800	-	31,800
Common shares issued for cash ($1.00 per share)	25,000	25	24,975	-	25,000
Net loss	-	-	-	(44,733)	(44,733)

Balance at 31 December 2013	9,825,000	9,825	759,675	(782,526)	(13,026)
Contributions to capital by related party – expenses			31,800	-	31,800
Common shares issued for cash ($1.00 per share)	25,000	25	24,975	-	25,000
Net loss				(44,649)	(44,649)

Balance at 30 June 2014	9,850,000	9,850	816,450	(827,175)	(875)
Contributions to capital by related party – expenses (Note 6)	-	-	31,800	-	31,800
Common shares issued for cash ($1.00 per share) (Note 5)	35,000	35	34,965	-	35,000
Net loss	-	-	-	(65,341)	(65,341)

Balance at 31 December 2014	9,885,000	9,885	883,215	(892,516)	584

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2014

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

These interim consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 30 June 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended 30 June 2014 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended 31 December 2014, are not necessarily indicative of the results that may be expected for the year ending 30 June 2015.

The Company is in the business of acquiring and exploring mineral properties. The recoverability of the amounts expended by the Company on acquiring and exploring mineral properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to complete the acquisition and/or development of the properties and upon future profitable production.

The Company’s interim consolidated financial statements as at 31 December 2014 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $65,341 for the six month period ended 31 December 2014 (2013 – $44,733) and has a working capital of $584 at 31 December 2014 (30 June 2014 – working capital deficit of $875).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2015. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. Management is aware, in making its assessment, of material uncertainties related to events or conditions that may cast substantial doubt upon the Company’s ability to continue as a going concern.

At 31 December 2014, the Company had incurred losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2014

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Recent Accounting Pronouncement

The Company has elected to early adopt the guidance in FASB Topic 915 and no longer provide the disclosure for development stage companies. Accordingly, the figures for the period from inception to the current period are no longer provided.

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

During the year ended 30 June 2008, the Company acquired, through its wholly owned subsidiary, a 100% undivided rights, title and interest in and to two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims (the “Super Mammoth Gravel Project”) situated along the Homfray Channel at Lloyd Point on the south coast of British Columbia, Canada for $25,000. The Super Mammoth Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha). The claims are currently in good standing until their respective anniversary dates which are 6 November 2015 (Northern Gravel Claims) and 19 January 2016 (Super Mammoth Claim). The acquisition cost of $25,000 was initially capitalized as a tangible asset. During the year ended 30 June 2008, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Super Mammoth Gravel Project.

The Company had no expenditures related to the Super Mammoth Gravel Project for the six month period ended 31 December 2014 (2013 - $Nil).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the six month period ended 31 December 2014, the Company wrote off accounts payable balance in the amount of $Nil (2013 – $2,238) related to finance charges that were forgiven by the vendor.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2014

5.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

At 31 December 2014, the total issued and outstanding capital stock is 9,885,000 common shares with a par value of $0.001 per common share (30 June 2014 – 9,850,000).

On 17 December 2014, the Company completed a private placement of 10,000 common shares at a price of $1.00 per share for total proceeds of $10,000.

On 27 August 2014, the Company completed a private placement of 25,000 common shares at a price of $1.00 per share for total proceeds of $25,000.

6.	Related Party Transactions

During the six month period ended 31 December 2014, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (2013 – $30,000) and for rent in the amount of $1,800 (2013 – $1,800) (Note 7).

7.	Supplemental Disclosures with Respect to Cash Flows

	For the six month	For the six month
	period ended	period ended
	31 December 2014	31 December 2013
	$	$
Cash paid during the period for interest	-	-
Cash paid during the period for income taxes	-	-

During the six month period ended 31 December 2014, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (2013 – $30,000) and for rent in the amount of $1,800 (2013 – $1,800) (Note 6).

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

Results of Operations for the Six Month Period Ending December 31, 2014

We have not earned any revenues from our incorporation on January 21, 2004 to December 31, 2014. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the six month period ended December 31, 2014 was $65,341 compared to a net loss of $44,733 for the six month period ended December 31, 2013. The increase in net loss for the six month period ended December 31, 2014 is mainly attributed to increase in consulting fees and regulatory fees related to the Company’s listing on the OTCQB market.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the six month periods ended December 31, 2014 and 2013. The Company did not conduct exploration activities during these periods.

Legal and accounting fees increased by $823 to $5,022 for the six month period ended December 31, 2014 from $4,199 for the six month period ended December 31, 2013. The increase in legal and accounting fees over the period is due mainly to increased professional fees incurred to prepare and file our regulatory quarterly and annual filings with the British Columbia Securities Commission and the United States Securities and Exchange Commission.

During the six month period ended December 31, 2014, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (December 31, 2013 - $30,000) and for rent in the amount of $1,800 (December 31, 2013 - $1,800).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At December 31, 2014, we had cash on hand of $9,144 and liabilities of $8,560 consisting of accounts payable and accrued liabilities.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to December 31, 2014. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

As of December 31, 2014, we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are in Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of December 312, 2014, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act")) are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of December 31, 2014 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of December 31, 2014, Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

February 6, 2015	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

February 6, 2015	BY:	/s/ Edward Burylo
Date		Edward Burylo, Interim Chief Financial Officer

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

Date: February 6, 2015

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

Date: February 6, 2015

/ s / Edward Burylo
Edward Burylo, Interim CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended December 31, 2014, each of Tim Coupland, the Chief Executive Officer, and Edward Burylo, the Interim Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
February 6, 2015

/ s / Edward Burylo
Edward Burylo, Principal Financial Officer
February 6, 2015