Form 10-Q
period 2015-03-31
Dynamic Gold Corp.
filed 2015-05-12
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

or

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

 Class                                                                                                                                        Outstanding as of May 12, 2015
Common stock, $0.001 par value                                                                                                                                 9,885,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
	As at	As at
	31 March	30 June
	2015	2014
	(Unaudited)	(Audited)
	$	$
Assets

Current
Cash	1,280	8,096

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	12,684	8,971

Stockholders’ deficiency
Capital stock (Note 5)
Authorized
75,000,000 common shares, $0.001 par value
Issued and outstanding
31 March 2015 – 9,885,000 common shares
30 June 2014 – 9,850,000 common shares	9,885	9,850
Additional paid-in capital	899,115	816,450
Deficit, accumulated during the exploration stage	(920,404)	(827,175)

	(11,404)	(875)

	1,280	8,096

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Edward Burylo	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three	For the three	For the nine	For the nine
	month	month	month	month
	period ended	period ended	period ended	period ended
	31 March	31 March	31 March	31 March
	2015	2014	2015	2014
	$	$	$	$
Expenses
Bank charges and interest	56	50	199	202
Consulting	2,452	-	7,141	-
Filing and financing fees	3,251	3,075	13,210	13,944
Legal and accounting	6,547	1,857	11,569	6,056
Management fees (Note 6)	15,000	15,000	45,000	45,000
Office and miscellaneous	(318)	(114)	(1,391)	(163)
Regulatory fees	-	-	7,500	-
Rent (Note 6)	900	900	2,700	2,700
Travel	-	-	7,301	-
Write-off of accounts payable (Note 4)	-	-	-	(2,238)

Net loss	(27,888)	(20,768)	(93,229)	(65,501)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of common shares outstanding	9,855,000	9,836,461	9,872,957	9,823,425

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the nine month	For the nine month
	period ended	period ended
	31 March 2015	31 March 2014
	$	$
Cash flows from operating activities
Net loss	(93,229)	(65,501)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party (Note 6)	47,700	47,700
Write-off of accounts payable (Note 4)	-	(2,238)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	3,713	(16,011)

	(41,816)	(36,050)
Cash flows from financing activities
Issuance of common shares for cash	35,000	40,000

	35,000	40,000

Increase (decrease) in cash	(6,816)	3,950

Cash, beginning of period	8,096	1,369

Cash, end of period	1,280	5,319

Supplemental Disclosures with Respect to Cash Flows (Note 7)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares	Capital	paid-in	exploration	stockholders’
	issued	stock	capital	stage	deficiency
		$	$	$	$

Balance at 30 June 2013	9,800,000	9,800	702,900	(737,793)	(25,093)
Contributions to capital by related party (Note 6)	-	-	47,700	-	47,700
Common shares issued for cash ($1.00 per share) (Note 5)	40,000	40	39,960	-	40,000
Net loss	-	-	-	(65,501)	(65,501)

Balance at 31 March 2014	9,840,000	9,840	790,560	(803,294)	(2,894)
Contributions to capital by related party			15,900	-	15,900
Common shares issued for cash ($1.00 per share) (Note 5)	10,000	10	9,990	-	10,000
Net loss				(23,881)	(23,881)

Balance at 30 June 2014	9,850,000	9,850	816,450	(827,175)	(875)
Contributions to capital by related party (Note 6)	-	-	47,700	-	47,700
Common shares issued for cash ($1.00 per share) (Note 5)	35,000	35	34,965	-	35,000
Net loss	-	-	-	(93,229)	(93,229)

Balance at 31 March 2015	9,885,000	9,885	899,115	(920,404)	(11,404)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2015

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

These interim consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 30 June 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended 30 June 2014 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended 31 March 2015, are not necessarily indicative of the results that may be expected for the year ending 30 June 2015.

The Company is in the business of acquiring and exploring mineral properties. The recoverability of the amounts expended by the Company on acquiring and exploring mineral properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to complete the acquisition and/or development of the properties and upon future profitable production.

The Company’s interim consolidated financial statements as at 31 March 2015 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $93,229 for the nine month period ended 31 March 2015 (2014 – $65,501) and has a working capital deficit of $11,404 at 31 March 2015 (30 June 2014 – working capital deficit of $875).

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

At 31 March 2015, the Company had incurred losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2015

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the nine month period ended 31 March 2015 (2014 - $Nil).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the nine month period ended 31 March 2015, the Company wrote off accounts payable balance in the amount of $Nil (2014 – $2,238) related to finance charges that were forgiven by the vendor.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2015

5.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

At 31 March 2015, the total issued and outstanding capital stock is 9,885,000 common shares with a par value of $0.001 per common share (30 June 2014 – 9,850,000).

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

During the nine month period ended 31 March 2015, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (2014 – $45,000) and for rent in the amount of $2,700 (2014 – $2,700) (Note 7).

7.	Supplemental Disclosures with Respect to Cash Flows

	For the	For the
	nine month	nine month
	period ended	period ended
	31 March 2015	31 March 2014
	$	$

Cash paid during the period for interest	-	-
Cash paid during the period for income taxes	-	-

During the nine month period ended 31 March 2015, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (2014 – $45,000) and for rent in the amount of $2,700 (2014 – $2,700) (Note 6).

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

Results of Operations for the Nine Month Period Ending March 31, 2015

We have not earned any revenues from our incorporation on January 21, 2004 to March 31, 2015. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the nine month period ended March 31, 2015 was $93,229 compared to a net loss of $65,501 for the nine month period ended March 31, 2014. The increase in net loss for the nine month period ended March 31, 2015 is mainly attributed to increase in consulting fees and regulatory fees related to the Company’s listing on the OTCQB market.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the nine month periods ended March 31, 2015 and 2014. The Company did not conduct exploration activities during these periods.

Legal and accounting fees increased by $5,513 to $11,569 for the nine month period ended March 31, 2015 from $6,056 for the nine month period ended March 31, 2014. The increase in legal and accounting fees over the period is due mainly to increased professional fees incurred to prepare and file our regulatory quarterly and annual filings with the British Columbia Securities Commission and the United States Securities and Exchange Commission.

During the nine month period ended March 31, 2015, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (2014 - $45,000) and for rent in the amount of $2,700 (2014 - $2,700).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At March 31, 2015, we had cash on hand of $1,280 and liabilities of $12,684 consisting of accounts payable and accrued liabilities.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to March 31, 2015. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

As of March 31, 2015, we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are in Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of March 31, 2015, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act")) are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2015 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of March 31, 2015, Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

May 12, 2015	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

May 12, 2015	BY:	/s/ Edward Burylo
Date		Edward Burylo, Interim Chief Financial Officer

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

Date: May 12, 2015

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

Date: May 12, 2015

/ s / Edward Burylo
Edward Burylo, Interim CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended March 31, 2015, each of Tim Coupland, the Chief Executive Officer, and Edward Burylo, the Interim Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
May 12, 2015

/ s / Edward Burylo
Edward Burylo, Principal Financial Officer
May 12, 2015