Form 10-K
period 2015-06-30
Dynamic Gold Corp.
filed 2015-09-25
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2015.

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 333-119823

DYNAMIC GOLD CORP.
(Name of small business issuer in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1610 – 675 West Hastings Street, Vancouver, British Columbia, Canada V6B 1N2
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

$1,530,000 as at September 25, 2015

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

9,895,000 as at September 25, 2015

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

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

Business Development

Dynamic Gold Corp. (“Dynamic”) was incorporated in the State of Nevada on January 21, 2004. Our principal offices are located at Suite 1610, 675 West Hastings Street, Vancouver, British Columbia, Canada, V6B 1N2. Our telephone number is (604) 681-3131.

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

The Report of Independent Registered Public Accounting Firm to our audited consolidated financial statements for the year ended June 30, 2015, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

Because our directors own 52.40% of our outstanding common stock, they could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our directors own approximately 52.40% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

ITEM 2 – DESCRIPTION OF PROPERTY

Corporate Headquarters, Vancouver, British Columbia

Our corporate headquarters are located at Suite 1610, 675 West Hastings Street, Vancouver, British Columbia, V6B 1N2. Our President, Mr. Tim Coupland, provides this office space to us free of charge. We do not own nor lease office space. Our President Mr. Tim Coupland makes contributions to capital for rent of the offices in Vancouver, British Columbia. This arrangement is expected to continue until such time as our activities necessitate we relocate, as to which no assurance can be given. We have no agreements with respect to the maintenance or further acquisition of an office. Our current premises are adequate for our existing operations.

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

Title to the Super Mammoth Sand and Gravel Property

The Super Mammoth Sand and Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha). A detailed report used in obtaining aggregate samples was filed and accepted by the British Columbia’s Gold commissioner’s office in September, 2007. The claims are currently in good standing until their respective anniversary dates which are November 6, 2015 (Northern Gravel Claim) and January 19, 2016 (Super Mammoth Claim). Our President, Mr. Tim Coupland, holds title to each property in trust on behalf of the Company under prospector license #144149, registered in the province of British Columbia. We do not own any real property interest in the land covered by the claims. In order to retain title the properties we are required to spend $4.40 per ha per annum in accordance with the Mineral Tenure Act (British Columbia). There are no other conditions required.

A summary of the two tenures can be found below:

Name	Tenure Number	Area (ha)	Date of Expiry

NORTHERN GRAVEL	544952	124.118	November 6, 2015
SUPER MAMMOTH 5	549843	124.118	January 19, 2016

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

Holders of Common Stock

As of September 25, 2015, we had 43 stockholders of record holding 9,895,000 shares of common stock.

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

INCOME STATEMENT DATA	Year Ended 30 June 2015	Year Ended 30 June 2014	Year Ended 30 June 2013
Revenue	$Nil	$Nil	$Nil
Operating Expenses	$(116,098)	$(89,382)	$(120,932)
Net Loss	$(116,098)	$(89,382)	$(120,932)
Net Loss Per Share	$(0.012)	$(0.009)	$(0.013)
Weighted Average Number of Common Shares Outstanding (basic and diluted)	9,877,247	9,828,466	9,557,945

BALANCE SHEET DATA	As at 30 June 2015	As at 30 June 2014
Working Capital (Deficiency)	$(8,373)	$(875)
Total Assets	$372	$8,096
Accumulated Deficit	$(943,273)	$(827,175)
Shareholders’ Deficiency	$(8,373)	$(875)

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

Limited Operating History; Need for Additional Capital

In the notes to the Company’s audited consolidated financial statements as of June 30, 2015, included elsewhere in this Form 10-K, the Company’s auditors included an explanatory paragraph stating that, because the Company had a working capital deficit of $8,373 as of June 30, 2015, and had incurred accumulated losses of $(943,273) for the period from January 21, 2004 (inception) to June 30, 2015, there was substantial doubt about its ability to continue as a going concern.

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

Results of Operations for the Year Ending June 30, 2015

We have not earned any revenues from our incorporation on January 21, 2004 to June 30, 2015. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the year ended June 30, 2015 was $116,098 compared to a net loss of $89,382 for the year ended June 30, 2014. Contributing to the period over period differences were bank charges and interest of $305 (2014 - $257), filing and financing fees of $15,494 (2014 - $14,794), legal and accounting fees of $13,600 (2014 - $12,929), management fees of $60,000 (2014 - $60,000), rent of $3,600 (2014 - $3,600), consulting fees of $9,551 (2014 - $Nil), regulatory fees of $7,500 (2014 - $Nil) and travel expenses of $7,301 (2014 - $Nil). During the year ended June 30, 2015, the Company also had a gain from forgiveness of debt of $Nil (2014 - $2,238).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2015, we had cash on hand of $372 (2014 - $8,096) and liabilities of $8,745 (2014 - $8,971) consisting of accounts payable and accrued liabilities.

We will require additional funding in order to cover all anticipated administration costs and to proceed with the phase one and two of stage one exploration program that is estimated to cost $100,000, as well as the stage two drilling program on the property, estimated to cost $200,000.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to June 30, 2015. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on January 21, 2004 to June 30, 2015.

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

Recent Accounting Pronouncements

In June 2014, Accounting Standards Update (“ASU”) guidance was issued to resolve the diversity of practice relating to the accounting for stock based performance awards that the performance target could be achieved after the employee completes the required service period. The update is effective prospectively or retrospectively beginning 1 July 2015. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after 15 December 2016, including interim periods and is to be retrospectively applied. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

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
30 June 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dynamic Gold Corp.:

We have audited the accompanying consolidated balance sheets of Dynamic Gold Corp. (the “Company”) (an exploration stage company) as at June 30, 2015 and 2014 and the related consolidated statements of operations and deficit, and cash flows, and changes in stockholders’ deficiency for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations and deficit, cash flows, and changes in stockholders’ deficiency for the year ended June 30, 2013 were audited by other auditors whose report, dated September 3, 2013, expressed an unqualified opinion on those financial statements. Our opinion, insofar as it relates to amounts included in such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada
September 25, 2015

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at	As at
	30 June	30 June
	2015	2014
	$	$
Assets

Current
Cash	372	8,096

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	8,745	8,971

Shareholders’ deficiency
Capital stock (Note 6)
Authorized:
75,000,000 shares, $0.001 par value
Issued and outstanding:
30 June 2015 – 9,895,000 common shares
30 June 2014 – 9,850,000 common shares	9,895	9,850
Additional paid-in capital	925,005	816,450
Deficit, accumulated during the exploration stage	(943,273)	(827,175)

	(8,373)	(875)

	372	8,096

Nature and Continuance of Operations (Note 1), and Subsequent Events (Note 11)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Edward Burylo	Director

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)

	For the	For the	For the
	year	year	year
	ended	ended	ended
	30 June	30 June	30 June
	2015	2014	2013
	$	$	$
Expenses
Bank charges and interest (Notes 5 and 9)	305	257	13,743
Consulting fees	9,551	-	-
Filing and financing fees	15,494	14,794	24,459
Foreign exchange gain	(1,353)	-	-
Legal and accounting	13,600	12,929	17,900
Management fees (Notes 7 and 9)	60,000	60,000	60,000
Office and miscellaneous	100	40	1,230
Regulatory fees	7,500	-	-
Rent (Notes 7 and 9)	3,600	3,600	3,600
Travel	7,301	-	-
Write-off of accounts payable (Note 4)	-	(2,238)	-

Net loss for the year	(116,098)	(89,382)	(120,932)

Deficit, accumulated during the exploration stage, beginning of year	(827,175)	(737,793)	(616,861)

Deficit, accumulated during the exploration stage, end of year	(943,273)	(827,175)	(737,793)

Basic and diluted loss per common share	(0.012)	(0.009)	(0.013)

Weighted average number of common shares outstanding	9,877,247	9,828,466	9,557,945

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the	For the	For the
	year	year	year
	ended	ended	ended
	30 June	30 June	30 June
	2015	2014	2013
	$	$	$

Cash flows used in operating activities
Net loss for the year	(116,098)	(89,382)	(120,932)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7 and 9)	63,600	63,600	63,600
Accrued interest (Notes 5 and 9)	-	-	13,036
Write-off of accounts payable (Note 4)	-	(2,238)	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(226)	(15,253)	12,380

	(52,724)	(43,273)	(31,916)

Cash flows from financing activities
Issuance of common shares for cash	45,000	50,000	100,000
Decrease in due to related party (Note 5)	-	-	(75,000)
	45,000	50,000	25,000

Increase (decrease) in cash	(7,724)	6,727	(6,916)

Cash, beginning of year	8,096	1,369	8,285

Cash, end of year	372	8,096	1,369

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)

				Deficit,
				accumulated	Total
			Additional	during the	stockholders’
	Number	Capital	paid-in	exploration	equity
	of shares	stock	capital	stage	(deficiency)
	issued	$	$	$	$

Balance at 30 June 2012	9,515,000	9,515	354,585	(616,861)	(252,761)
Contributions to capital by related party (Notes 7 and 9)	-	-	63,600	-	63,600
Common shares issued for cash (Note 6)	100,000	100	99,900	-	100,000
Common shares issued for debt (Notes 5,6 and 9)	185,000	185	184,815	-	185,000
Net loss for the year	-	-	-	(120,932)	(120,932)

Balance at 30 June 2013	9,800,000	9,800	702,900	(737,793)	(25,093)
Contributions to capital by related party (Notes 7 and 9)	-	-	63,600	-	63,600
Common shares issued for cash (Note 6)	50,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(89,382)	(89,382)

Balance at 30 June 2014	9,850,000	9,850	816,450	(827,175)	(875)
Contributions to capital by related party (Notes 7 and 9)	-	-	63,600	-	63,600
Common shares issued for cash (Note 6)	45,000	45	44,955	-	45,000
Net loss for the year	-	-	-	(116,098)	(116,098)

Balance at 30 June 2015	9,895,000	9,895	925,005	(943,273)	(8,373)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2015

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

The Company’s consolidated financial statements as at 30 June 2015 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $116,098 for the year ended 30 June 2015 (30 June 2014 – $89,382, 30 June 2013 –$120,932) and has a working capital deficit of $8,373 at 30 June 2015 (30 June 2014 – working capital deficit of $875).

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

To 30 June 2015, the Company had incurred losses from operating activities. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt of the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2015

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
30 June 2015

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at 30 June 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2015

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

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 30 June 2015.

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
30 June 2015

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

Recent adopted accounting pronouncements

In April 2014, ASC guidance was issued related to Discontinued Operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. Adoption of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforwards exists. The updated guidance requires an entity to net its unrecognized tax benefits against its jurisdictional deferred tax assets related to net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. Adoption of the new guidance, effective for the fiscal year beginning 1 July 2014, had no impact on the consolidated financial position, results of operations or cash flows.

In March 2013, ASC guidance was issued related to foreign currency matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. Adoption of the new guidance, effective for the fiscal year beginning 1 July 2014, had no impact on the consolidated financial position, results of operations or cash flows.

Recently issued accounting pronouncements

In June 2014, Accounting Standards Update (“ASU”) guidance was issued to resolve the diversity of practice relating to the accounting for stock based performance awards that the performance target could be achieved after the employee completes the required service period. The update is effective prospectively or retrospectively beginning 1 July 2015. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after 15 December 2016, including interim periods and is to be retrospectively applied. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on its Consolidated Financial Statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2015

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the year ended 30 June 2015 (30 June 2014 - $Nil, 30 June 2013 - $Nil).

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the year ended 30 June 2015, the Company wrote off accounts payable balance in the amount of $Nil (30 June 2014 - $2,238, 30 June 2013 - $Nil) related to finance charges that were forgiven by the vendor.

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

On 26 April 2013, the Company paid $90,000 and issued 185,000 common shares at a price of $1.00 per share for a total consideration of $275,000 to an officer, director and shareholder of the Company as full settlement of the outstanding balance due to related party. The balance of $275,000, prior to debt settlement, consisted of principal of $200,000 and accrued interest $75,000 (Notes 6 and 9).

6.	CAPITAL STOCK

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2015

6.	CAPITAL STOCK (Cont.)

Issued and outstanding

At 30 June 2015, the total issued and outstanding capital stock is 9,895,000 common shares with a par value of $0.001 per common share (30 June 2014 - 9,850,000).

On 5 June 2015, the Company completed a private placement of 10,000 common shares at a price of $1.00 per share for total proceeds of $10,000.

On 13 December 2014, the Company completed a private placement of 10,000 common shares at a price of $1.00 per share for total proceeds of $10,000.

On 25 August 2014, the Company completed a private placement of 25,000 common shares at a price of $1.00 per share for total proceeds of $25,000.

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

On 7 May 2013, the Company issued 185,000 common shares at a price of $1.00 per share to settle $185,000 outstanding balance due to related party (Notes 5 and 9).

7.	RELATED PARTY TRANSACTIONS

During the year ended 30 June 2015, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2014 – $60,000, 30 June 2013 –$60,000) and for rent in the amount of $3,600 (30 June 2014 – $3,600, 30 June 2013 – $3,600) (Note 9).

8.	INCOME TAXES

The Company has losses carried forward for income tax purposes to 30 June 2015. There are no current or deferred tax expenses for the year ended 30 June 2015 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2015

8.	INCOME TAXES (Cont.)

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the	For the	For the
	year ended	year ended	year ended
	30 June	30 June	30 June
	2015	2014	2013
	$	$	$

Deferred tax asset attributable to:
Current operations	39,473	30,390	41,117
Contributions to capital by related parties	(21,624)	(21,624)	(21,624)
Less: Change in valuation allowance	(17,849)	(8,766)	(19,493)

Net refundable amount	-	-	-

The composition of the Company’s deferred tax assets as at 30 June 2015 and 30 June 2014 are as follows:

	As at 30 June	As at 30 June
	2015	2014
	$	$

Net income tax operating loss carryforward	943,273	827,175

Statutory federal income tax rate	34.00%	34.00%
Contributed rent and services	-18.93%	-18.90%
Effective income tax rate	0%	0%

Deferred tax assets	142,417	124,568
Less: Valuation allowance	(142,417)	(124,568)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2015, the Company has an unused net operating loss carry-forward balance of approximately $418,873 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2025 and 2035.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2015

9.	SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	For the	For the	For the
	year	year	year
	ended	ended	ended
	30 June	30 June	30 June
	2015	2014	2013
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the year ended 30 June 2015, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2014 – $60,000, 30 June 2013 –$60,000) and for rent in the amount of $3,600 (30 June 2014 – $3,600, 30 June 2013 – $3,600) (Note 7).

During the year ended 30 June 2015, the Company accrued interest of $Nil (30 June 2014 - $Nil, 30 June 2013 – $13,036) related to a loan payable to a related party (Note 5).

During the year ended 30 June 2013, the Company issued 185,000 common shares at a price of $1.00 per share for a total consideration of $185,000 to an officer, director and shareholder of the Company as part of a settlement of the outstanding balance due to related party (Notes 5 and 6).

10.	FINANCIAL INSTRUMENTS

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
30 June 2015

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

11.	SUBSEQUENT EVENTS

There were no reportable events during the period from the year ended 30 June 2015 to the date of consolidated financial statements were available to be issued.

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

Under the supervision and with the participation of our management, including Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Edward Burylo, our Interim Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly consolidated financial statements as of June 30, 2015 and believe they are effective.

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

Changes in internal controls

Based on the evaluation as of June 30, 2015, Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Edward Burylo, our Interim Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8A(T) – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures above.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors

Name of Director	Age	Since
Tim Coupland	56	01/24/2004
Brian Game	52	01/24/2004
Edward Burylo	75	04/24/2014

Executive Officers and Management

Name of Officer	Age	Office	Since
Tim Coupland	56	President, Chief Executive Officer	01/24/2004
Edward Burylo	75	Interim Chief Financial Officer	04/24/2014
Tamiko Coupland	47	Corporate Secretary	04/26/2007

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

ITEM 10 – EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended June 30, 2015, 2014 and 2013.

Summary Compensation Table

Non-Equity
						Incentive	Nonqualified	All
				Stock	Option	Plan	Deferred	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Tim Coupland President, Chief Executive Officer and Director	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Edward Burylo(1) Inteirm Chief Financial Officer and Director	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Tamiko Coupland Corporate Secretary	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Brian Game Director	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Robert Hall(2) Former Chief Financial Officer and Former Director	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

Note:
(1) Mr. Edward Burylo was appointed to the office of CFO of Dynamic on April 24, 2014.
(2) Mr. Robert Hall was appointed to the office of CFO of Dynamic on October 5, 2011 and resigned on April 24, 2014.

Outstanding Equity Awards

As of September 25, 2015, our directors and executive officers did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our directors did not earn any compensation during the fiscal year ended June 30, 2015.

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

Title of		Amount and nature of	Percent of
class	Name and address of beneficial owner (2)	beneficial owner	class
(1)		(3)	(4)
Common	Tim Coupland	3,685,000	37.24%
Stock	President, Chief Executive Officer and Director	Direct
	Suite 501 – 675 West Hastings Street
	Vancouver, BC V6B 1N2
	Canada

Common	Brian Game	1,500,000	15.16%
Stock	Director	Direct
	Suite 300 – 675 West Hastings Street
	Vancouver, BC V6B 1N2
	Canada

Common	Robert Fedun	500,000	5.05%
Stock	Suite 2901 – 193 Aquarius Mews	Direct
	Vancouver, BC V6Z 2Z2
	Canada

Common	Dr. Douglas Coupland	695,000	7.02%
Stock	586 Barnham Place	Direct
	West Vancouver, BC V7S 1T7
	Canada

Common	David Lorne	500,000	5.05%
Stock	Suite 101 – 1184 Denman Street	Direct
	Vancouver, BC V6G 2M9
	Canada

Common	Mark Foreman	500,000	5.05%
Stock	2531 Borden Cres.	Direct
	Prince George, BC V2L 2X4
	Canada

Common	Larry Ilich	500,000	5.05%
Stock	1635 53 A. Street	Direct
	Delta, BC V4M 3G3
	Canada

Common	All Officers and Directors	5,185,000	52.40%
Stock	as a Group that Consists of Two People

The percent of class is based on 9,895,000 shares of common stock issued and outstanding as of the date of this annual report.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2015	2014
Audit fees*	$4,000	$4,522
Audit-related fees**	2,550	3,122
Tax fees	1,000	1,000
All other fees	XX	XX
Total fees paid or accrued to our principal accountants	$8,550	$8,644

* Audit fees consist of fees related to professional services rendered in connection with the audit of our annual consolidated financial statements.

** Audit related fees consist of fees related to professional services rendered in connection with the review of our quarterly reports on Form 10-Q.

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

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the

Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC GOLD CORP.

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

BY:	/ s / Edward Burylo
Edward Burylo, Interim Chief Financial Officer

DATE:	September 25, 2015

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

Date:	September 25, 2015

BY:	/ s / Edward Burylo
Edward Burylo, Interim Chief Financial Officer

DATE:	September 25, 2015

Exhibit 31.a

CERTIFICATION

I, Tim Coupland, certify that:

1.	I have reviewed the report of Dynamic Gold Corp.;

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

Date: September 25, 2015

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

Date: September 25, 2015

/ s / Edward Burylo
Edward Burylo, Interim CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Company’s Report of Dynamic Gold Corp. (the "Company") on Form 10-K for the year ended June 30, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Coupland, Principal Executive Officer and I, Edward Burylo, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
September 25, 2015

/ s / Edward Burylo
Edward Burylo, Principal Financial Officer
September 25, 2015