Form 10-Q
period 2015-09-30
Dynamic Gold Corp.
filed 2015-11-10
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2015
Common stock, $.001 par value	9,910,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Dynamic Gold Corp.
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at	As at
	30 September	30 June
	2015	2015
	(Unaudited)	(Audited)
	$	$

Assets

Current
Cash	2,150	372
Accounts receivable	82	-
Total current assets	2,232	372
	2,232	372

Liabilities

Current
Accounts payable and accrued liabilities	11,261	7,372
Total current liabilities	11,261	7,372
	11,261	7,372

Stockholders’ equity (deficiency)
Capital stock (Note 4)
Authorized
75,000,000 common shares, $0.001 par value
Issued and outstanding
30 September 2015 – 9,910,000 common shares
30 June 2015 – 9,895,000 common shares	9,910	9,895
Additional paid-in capital	955,890	925,005
Deficit, accumulated during the exploration stage	(974,829)	(941,900)

	(9,029)	(7,000)

	2,232	372

Nature and Continuance of Operations (Note 1).

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Edward Burylo	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month	For the three month
	period ended	period ended
	30 September 2015	30 September 2014
	$	$

Expenses
Bank charges and interest	123	87
Consulting	1,568	921
Filing and financing fees	2,178	5,959
Legal and accounting	5,702	2,510
Management fees (Note 5)	15,000	15,000
Office and miscellaneous (recovery)	(42)	182
Regulatory fees	7,500	7,500
Rent (Note 5)	900	900

Net loss	(32,929)	(33,059)

Basic and diluted loss per common share	(0.003)	(0.003)

Weighted average number of common shares outstanding	9,895,000	9,857,609

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month	For the three month
	period ended	period ended
	30 September 2015	30 September 2014
	$	$

Cash flows from operating activities
Net loss	(32,929)	(33,059)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Note 5)	15,900	15,900
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	3,889	1,575
(Increase) decrease in accounts receivable	(82)	-

	(13,222)	(15,584)
Cash flows from financing activities
Issuance of common shares for cash	15,000	25,000

	15,000	25,000

Increase in cash	1,778	9,416

Cash, beginning	372	8,096

Cash, ending	2,150	17,512

Supplemental Disclosures with Respect to Cash Flows (Note 6)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares	Capital paid	-in	exploration	stockholders’
	issued	stock	capital	stage	deficiency
		$	$	$	$

Balance at 30 June 2014	9,850,000	9,850	816,450	(827,175)	(875)
Contributions to capital by related party – expenses (Note 5)	-	-	15,900	-	15,900
Common shares issued for cash ($1.00 per share) (Note 4)	25,000	25	24,975	-	25,000
Net loss	-	-	-	(33,059)	(33,059)

Balance at 30 September 2014	9,875,000	9,875	857,325	(860,234)	6,966
Contributions to capital by related party – expenses			47,700	-	47,700
Common shares issued for cash ($1.00 per share) (Note 4)	20,000	20	19,980	-	20,000
Net loss				(81,666)	(81,666)

Balance at 30 June 2015	9,895,000	9,895	925,005	(941,900)	(7,000)
Contributions to capital by related party – expenses (Note 5)	-	-	15,900	-	15,900
Common shares issued for cash ($1.00 per share) (Note 4)	15,000	15	14,985	-	15,000
Net loss	-	-	-	(32,929)	(32,929)

Balance at 30 September 2015	9,910,000	9,910	955,890	(974,829)	(9,029)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2015

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

These interim consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 30 June 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended 30 June 2015 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended 30 September 2015, are not necessarily indicative of the results that may be expected for the year ending 30 June 2016.

The Company is in the business of acquiring and exploring mineral properties. The recoverability of the amounts expended by the Company on acquiring and exploring mineral properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to complete the acquisition and/or development of the properties and upon future profitable production.

The Company’s interim consolidated financial statements as at 30 September 2015 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $32,929 for the three month period ended 30 September 2015 (30 September 2014 – $33,059) and has a working capital deficit of $9,029 at 30 September 2015 (30 June 2015 – $7,000).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are not adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2016. If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. Management is aware, in making its assessment, of material uncertainties related to events or conditions that may cast significant doubt upon the Company’s ability to continue as a going concern.

At 30 September 2015, the Company had incurred losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2015

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Recent Accounting Pronouncement

In May 2015, Accounting Standards Update (“ASU”) guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after 15 December 2016, including interim periods and is to be retrospectively applied. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on its Consolidated Financial Statements.

3.	Mineral Property

During the year ended 30 June 2008, the Company acquired, through its wholly owned subsidiary, a 100% undivided rights, title and interest in and to two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims (the “Super Mammoth Gravel Project”) situated along the Homfray Channel at Lloyd Point on the south coast of British Columbia, Canada for $25,000. The Super Mammoth Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha). The claims are currently in good standing until their respective anniversary dates which are 6 November 2016 (Northern Gravel Claims) and 19 January 2017 (Super Mammoth Claim). The acquisition cost of $25,000 was initially capitalized as a tangible asset. During the year ended 30 June 2008, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Super Mammoth Gravel Project.

The Company had no expenditures related to the Super Mammoth Gravel Project for the three month period ended 30 September 2015 (30 September 2014 - $Nil).

4.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

At 30 September 2014, the total issued and outstanding capital stock is 9,910,000 common shares with a par value of $0.001 per common share (30 June 2015 – 9,895,000).

On 30 September 2015, the Company completed a private placement of 15,000 common shares at a price of $1.00 per share for total proceeds of $15,000.

On 5 June 2015, the Company completed a private placement of 10,000 common shares at a price of $1.00 per share for total proceeds of $10,000.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2015

On 13 December 2014, the Company completed a private placement of 10,000 common shares at a price of $1.00 per share for total proceeds of $10,000.

On 25 August 2014, the Company completed a private placement of 25,000 common shares at a price of $1.00 per share for total proceeds of $25,000.

5.	Related Party Transactions

During the three month period ended 30 September 2015, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (30 September 2014 – $15,000) and for rent in the amount of $900 (30 September 2014 – $900) (Note 6).

6.	Supplemental Disclosures with Respect to Cash Flows

	For the	For the
	three month	three month
	period ended	period ended
	30 September	30 September
	2015	2014
	$	$

Cash paid during the period for interest	-	-
Cash paid during the period for income taxes	-	-

During the three month period ended 30 September 2015, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (30 September 2014 – $15,000) and for rent in the amount of $900 (30 September 2014 – $900) (Note 5).

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

The Super Mammoth Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha). A detailed report used in obtaining aggregate samples has been filed and accepted by the British Columbia’s Gold Commissioner’s office in September 2007. The claims are currently in good standing until their respective anniversary dates which are November 6, 2016 (Northern Gravel Claims) and January 19, 2017 (Super Mammoth Claim). The acquisition cost of $25,000 was initially capitalized as a tangible asset. During the year ended June 30, 2008, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Super Mammoth Gravel Project.

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

Results of Operations for the Three Month Period Ending September 30, 2015

We have not earned any revenues from our incorporation on January 21, 2004 to September 30, 2015. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the three month period ended September 30, 2015 was $32,929 compared to a net loss of $33,059 for the three month period ended September 30, 2014. The net loss was higher for the three month period ended September 30 due to increase in consulting fees and regulatory fees related to the Company’s listing on the OTCQB market.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the three month periods ended September 30, 2015 and 2014. The Company did not conduct exploration activities during these periods.

Filing and financing fees decreased by $3,781 to $2,178 for the three month period ended September 30, 2015 from $5,959 for the three month period ended September 30, 2014. The Company’s continued effort to reduce costs related to charges to file our regulatory quarterly and annual filings with the British Columbia Securities Commission and the United States Securities and Exchange Commission resulted in this decrease in filing and financing fees. Legal and accounting fees incresaed by $3,192 to $5,702 for the three month period ended September 30, 2015 from $2,510 for the three month period ended September 30, 2014.

During the three month period ended September 30, 2015, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (September 30, 2014 - $15,000) and for rent in the amount of $900 (September 30, 2014 - $900).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At September 30, 2015, we had cash on hand of $2,150 and liabilities of $11,261 consisting of accounts payable and accrued liabilities.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to September 30, 2015. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

As of September 30, 2015, we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are in Canadian dollars.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2015 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of September 30, 2015, Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

November 9, 2015	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

November 9, 2015	BY:	/s/ Edward Burylo
Date		Edward Burylo, Interim Chief Financial Officer

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

Date: November 7, 2015

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

Date: November 7, 2015

/ s / Edward Burylo
Edward Burylo, Interim CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended September 30, 2015, each of Tim Coupland, the Chief Executive Officer, and Edward Burylo, the Interim Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer November 7, 2015

/ s / Edward Burylo
Edward Burylo, Principal Financial Officer November 7, 2015