Form 10-Q
period 2016-03-31
Dynamic Gold Corp.
filed 2016-05-13
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2016
Common stock, $.001 par value	9,925,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Dynamic Gold Corp.

Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at	As at
	31 March	30 June
	2016	2015
	(Unaudited)	(Audited)
	$	$

Assets

Current
Cash	4,154	372

Liabilities

Current
Accounts payable and accrued liabilities	9,096	8,745
Taxes payable	50,000	-
	59,096	8,745

Stockholders’ deficiency
Capital stock (Note 4)
Authorized
75,000,000 common shares, $0.001 par value
Issued and outstanding
31 March 2016 – 9,925,000 common shares
30 June 2015 – 9,895,000 common shares	9,925	9,895
Additional paid-in capital	1,002,675	925,005
Deficit, accumulated during the exploration stage	(1,067,542)	(943,273)

	(54,942)	(8,373)

	4,154	372

Nature and Continuance of Operations (Note 1).

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Edward Burylo	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three	For the three	For the nine	For the nine
	month period	month	month	month
	ended	period ended	period ended	period ended
	31 March	31 March	31 March	31 March
	2016	2015	2016	2015
	$	$	$	$

Expenses
Bank charges and interest	84	56	297	199
Consulting	-	2,452	1,568	7,141
Filing and financing fees	1,279	3,251	7,434	13,210
Foreign exchange	(404)	(318)	(648)	(1,391)
Income tax penalties (Note 7)	50,000	-	50,000	-
Legal and accounting	1,786	6,547	10,197	11,569
Management fees (Note 5)	15,000	15,000	45,000	45,000
Office and miscellaneous	-	-	221	-
Regulatory fees	-	-	7,500	7,500
Rent (Note 5)	900	900	2,700	2,700
Travel	-	-	-	7,301

Net loss	68,645	27,888	124,269	93,229

Basic and diluted loss per common share	(0.01)	(0.00)	(0.01)	(0.01)

Weighted average number of common shares outstanding	9,910,000	9,855,000	9,904,982	9,872,957

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the nine month	For the nine month
	period ended	period ended
	31 March 2016	31 March 2015
	$	$

Cash flows from operating activities
Net loss	(124,269)	(93,229)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Note 5)	47,700	47,700
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	50,351	3,713

	(26,218)	(41,816)
Cash flows from financing activities

Issuance of common shares for cash	30,000	35,000

	30,000	35,000

Increase in cash	3,782	(6,816)

Cash, beginning	372	8,096

Cash, ending	4,154	1,280

Supplemental Disclosures with Respect to Cash Flows (Note 6)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares	Capital paid	-in	exploration	stockholders’
	issued	stock	capital	stage	deficiency
		$	$	$	$

Balance at 30 June 2014	9,850,000	9,850	816,450	(827,175)	(875)
Contributions to capital by related party – expenses (Note 5)	-	-	47,700	-	47,700
Common shares issued for cash ($1.00 per share) (Note 4)	35,000	35	34,965	-	35,000
Net loss	-	-	-	(93,229)	(93,229)

Balance at 31 March 2015	9,885,000	9,885	899,115	(920,404)	(11,404)
Contributions to capital by related party – expenses	-	-	15,900	-	15,900
Common shares issued for cash ($1.00 per share) (Note 4)	10,000	10	9,990	-	10,000
Net loss	-	-	-	(22,869)	(22,869)

Balance at 30 June 2015	9,895,000	9,895	925,005	(943,273)	(8,373)
Contributions to capital by related party – expenses (Note 5)	-	-	47,700	-	47,700
Common shares issued for cash ($1.00 per share) (Note 4)	30,000	30	29,970	-	30,000
Net loss	-	-	-	(124,269)	(124,269)

Balance at 31 March 2016	9,925,000	9,925	1,002,675	(1,067,542)	(54,942)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2016

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

These interim consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 30 June 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended 30 June 2015 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended 31 March 2016, are not necessarily indicative of the results that may be expected for the year ending 30 June 2016.

The Company is in the business of acquiring and exploring mineral properties. The recoverability of the amounts expended by the Company on acquiring and exploring mineral properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to complete the acquisition and/or development of the properties and upon future profitable production.

The Company’s interim consolidated financial statements as at 31 March 2016 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $124,269 for the nine month period ended 31 March 2016 (31 March 2015 – $93,229) and has a working capital deficit of $54,942 at 31 March 2016 (30 June 2015 – $8,373).

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

At 31 March 2016, the Company had incurred losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2016

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the nine month period ended 31 March 2016 (31 March 2015 - $Nil).

4.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

At 31 March 2016, the total issued and outstanding capital stock is 9,925,000 common shares with a par value of $0.001 per common share (30 June 2015 – 9,895,000).

On 31 March 2016, the Company completed a private placement of 15,000 common shares at a price of $1.00 per share for total proceeds of $15,000.

On 30 September 2015, the Company completed a private placement of 15,000 common shares at a price of $1.00 per share for total proceeds of $15,000.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2016

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

During the nine month period ended 31 March 2016, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (31 March 2015 – $45,000) and for rent in the amount of $2,700 (31 March 2015 – $2,700) (Note 6).

6.	Supplemental Disclosures with Respect to Cash Flows

For the
	nine month	For the
	period ended	nine month
	31 March	period ended
	2016	31 March 2015
	$	$

Cash paid during the period for interest	-	-
Cash paid during the period for income taxes	-	-

During the nine month period ended 31 March 2016, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (31 March 2015 – $45,000) and for rent in the amount of $2,700 (31 March 2015 – $2,700) (Note 5).

7.	Income taxes

Subsequent to March 31, 2016, the Company received an assessment for penalties from the Internal Revenue Service regarding failure to file certain supplementary forms for the tax years 2007 to 2011. The Company intends to defend its position and expects the penalties to be ultimately reversed on appeal.

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

Results of Operations for the Nine Month Period Ending March 31, 2016

We have not earned any revenues from our incorporation on January 21, 2004 to March 31, 2016. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the nine month period ended March 31, 2016 was $124,269 compared to a net loss of $93,229 for the nine month period ended March 31, 2015. The net loss was higher in 2016 due to an increase in tax penalties of $50,000.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the nine month periods ended March 31, 2016 and 2015. The Company did not conduct exploration activities during these periods.

Filing and financing fees decreased by $5,776 to $7,434 for the nine month period ended March 31, 2016 from $13,210 for the nine month period ended March 31, 2015. The Company’s continued effort to reduce costs related to charges to file our regulatory quarterly and annual filings with the British Columbia Securities Commission and the United States Securities and Exchange Commission resulted in this decrease in filing and financing fees. Legal and accounting fees decreased by $1,372 to $10,197 for the nine month period ended March 31, 2016 from $11,569 for the nine month period ended March 31, 2015.

During the nine month period ended March 31, 2016, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (March 31, 2015 - $45,000) and for rent in the amount of $2,700 (March 31, 2015 - $2,700).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At March 31, 2016, we had cash on hand of $4,154 and liabilities of $59,096 consisting of accounts payable and accrued liabilities.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to March 31, 2016. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

As of March 31, 2016, we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are in Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of March 31, 2016, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act")) are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2016 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of March 31, 2016, Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

May 13, 2016	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

May 13, 2016	BY:	/s/ Edward Burylo
Date		Edward Burylo, Interim Chief Financial Officer

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

Date: May 13, 2016

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

Date: May 13, 2016

/ s / Edward Burylo
Edward Burylo, Interim CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended March 31, 2016, each of Tim Coupland, the Chief Executive Officer, and Edward Burylo, the Interim Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
May 13, 2016

/ s / Edward Burylo
Edward Burylo, Principal Financial Officer
May 13, 2016