Form 10-K
period 2016-06-30
Dynamic Gold Corp.
filed 2016-09-27
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2016.

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 333-119823

DYNAMIC GOLD CORP.
(Name of small business issuer in its charter)

Nevada	98-1225287
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

$1825 as at September 27, 2016

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

9,925,000 as at September 27, 2016

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

Prior to proceeding with any exploration work subject to the Code we must apply for a notice of work permit. In this notice we will be required to set out the location, nature, extent and duration of the proposed exploration activities and crown land tensure application with the B.C. ministry. The notice is submitted to the regional office of the Ministry of Forest, Lands and Natural Resource Operations, Sunshine Coast Resource District. We have not applied for this permit yet. We intend to do so, once we have secured the required funding to carry out the proposed program. We must raise a minimum of $100,000 before we will commence Phase I of our exploration program. Once applied for, this work permit is usually received within 60 days of the application date as it is granted as a matter of right.

The exploration permit that may be required for activities in phases subsequent to Phase I of our proposed exploration program is the only permit or license we will need to explore and develop commercial gravel and aggregate production on our property. It will take approximately two weeks to obtain the exploration permit. The permit is free and is usually granted as a matter of right, when applied for.

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

The Report of Independent Registered Public Accounting Firm to our audited consolidated financial statements for the year ended June 30, 2016, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

Because our directors own 52.24% of our outstanding common stock, they could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our directors own approximately 52.24% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

Risks Relating to Our Common Stock

The trading price of our common stock on the OTCQB Venture Market - OTC Market will fluctuate significantly and stockholders may have difficulty reselling their shares.

As of the date of this Annual Report, our common stock trades on the OTCQB Venture Market - OTC Market under the symbol “DYGO”. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) lack of funding generated for operations; (v) investor perception of our industry or our prospects; and (vi) general economic trends.

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

Title to the Super Mammoth Sand and Gravel Property

The Super Mammoth Sand and Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha). A detailed report used in obtaining aggregate samples was filed and accepted by the British Columbia’s Gold commissioner’s office in September, 2007. The claims are currently in good standing until their respective anniversary dates which are November 6, 2016 (Northern Gravel Claim) and January 19, 2017 (Super Mammoth Claim). Our President, Mr. Tim Coupland, holds title to each property in trust on behalf of the Company under prospector license #144149, registered in the province of British Columbia. We do not own any real property interest in the land covered by the claims. In order to retain title the properties we are required to spend $4.40 per ha per annum in accordance with the Mineral Tenure Act (British Columbia). There are no other conditions required.

A summary of the two tenures can be found below:

Name	Tenure Number	Area (ha)	Date of Expiry

NORTHERN GRAVEL	544952	124.118	November 6, 2016
SUPER MAMMOTH 5	549843	124.118	January 19, 2017

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

Exploration History

In 2016, the company started its preparation for the site management plan for the development of the Super Mammoth Gravel Prospect, Lloyd Creek Homfray Channel. The purpose of the investigative permit is to secure an interim tenure to specific crown land for Dynamic Gold Corp. in the Lloyd creek area, in order to allow the company to further assess and now advance all of the company’s earlier work and findings associated with the development potential for commercial gravel and aggregate production.

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

The initial phase of exploration at the Super Mammoth Gravel Project will commence once the company’s crown tenure application has been approved by the Ministry of Forest Lands: Natural Resources of British Columbia. Once each phase of exploration is complete, management will make a decision as to whether or not to proceed with each successive phase based upon the analysis of the results of that program. The directors of the Company will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results, as well as upon the recommendations of Mr. Brian Game, our director who is a professional geologist.

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

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are quoted on the National Association of Securities Dealers' OTCQB Venture Market under the symbol “DYGO”. On September 17, 2014, the Company was approved for trading on the OTCQB market platform (United States), under the symbol “DYGO”. The OTCQB is the venture stage marketplace for early stage U.S. and international companies and development stage companies in the United States. The Company was able to comply with new standards of eligibility that were implemented on March 26, 2014 to provide a stronger baseline of transparency for investors and undergo an annual verification and management certification process.

Holders of Common Stock

As of September 27, 2016, we had 43 stockholders of record holding 9,925,000 shares of common stock.

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

INCOME STATEMENT DATA	Year Ended 30 June 2016	Year Ended 30 June 2015	Year Ended 30 June 2014
Revenue	$Nil	$Nil	$Nil
Operating Expenses	$(148,178)	$(116,098)	$(89,382)
Net Loss	$(148,178)	$(116,098)	$(89,382)
Net Loss Per Share	$(0.015)	$(0.012)	$(0.009)
Weighted Average Number of Common Shares Outstanding (basic and diluted)	9,909,959	9,877,247	9,828,466

BALANCE SHEET DATA	As at 30 June 2016	As at 30 June 2015
Working Capital (Deficiency)	$(62,951)	$(8,373)
Total Assets	$2,649	$372
Accumulated Deficit	$(1,091,451)	$(943,273)
Shareholders’ Deficiency	$(62,951)	$(8,373)

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

Limited Operating History; Need for Additional Capital

In the notes to the Company’s audited consolidated financial statements as of June 30, 2016, included elsewhere in this Form 10-K, the Company’s auditors included an explanatory paragraph stating that, because the Company had a working capital deficit of $62,951 as of June 30, 2016, and had incurred accumulated losses of $(1,091,451) for the period from January 21, 2004 (inception) to June 30, 2016, there was substantial doubt about its ability to continue as a going concern.

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

Results of Operations for the Year Ending June 30, 2016

We have not earned any revenues from our incorporation on January 21, 2004 to June 30, 2016. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company’s net loss for the year ended June 30, 2016 was $148,178 compared to a net loss of $116,098 for the year ended June 30, 2015. Contributing to the period over period differences were bank charges and interest of $342 (2015 -$305), filing and financing fees of $9,644 (2015 - $15,494), legal and accounting fees of $15,092 (2015 - $13,600), management fees of $60,000 (2015 - $60,000), rent of $3,600 (2015 - $3,600), consulting fees of $1,568 (2015 - $9,551), regulatory fees of $7,500 (2015 - $7,500) and travel expenses of $Nil (2015 - $7,301).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2016, we had cash on hand of $2,649 (2015 - $372) and liabilities of $65,600 (2015 - $8,745) consisting of accounts payable, accrued liabilities and taxes payable. The Company received an assessment for penalties from the Internal Revenue Service regarding failure to file certain supplementary forms for the tax years 2007 to 2011. The Company intends to defend its position and expects the penalties to be ultimately reversed on appeal.

We will require additional funding in order to cover all anticipated administration costs and to proceed with the phase one and two of stage one exploration program that is estimated to cost $100,000, as well as the stage two drilling program on the property, estimated to cost $200,000.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to June 30, 2016. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on January 21, 2004 to June 30, 2016.

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
30 June 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Dynamic Gold Corp.:

We have audited the accompanying consolidated balance sheets of Dynamic Gold Corp. (the “Company”) (an exploration stage company) as at June 30, 2016 and 2015 and the related consolidated statements of operations and deficit, and cash flows, and changes in stockholders’ deficiency for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP
 CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada
September 27, 2016

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at	As at
	30 June	30 June
	2016	2015
	$	$
Assets

Current
Cash	2,649	372

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	15,600	8,745
Taxes payable (Note 7)	50,000	-

	65,600	8,745
Shareholders’ deficiency
Capital stock (Note 5)
Authorized:
75,000,000 shares, $0.001 par value
Issued and outstanding:
30 June 2016 – 9,925,000 common shares
30 June 2015 – 9,895,000 common shares	9,925	9,895
Additional paid-in capital	1,018,575	925,005
Deficit, accumulated during the exploration stage	(1,091,451)	(943,273)

	(62,951)	(8,373)

	2,649	372

Nature and Continuance of Operations (Note 1), and Subsequent Events (Note 10)

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Edward Burylo	Director

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)

	For the	For the	For the
	year ended	year ended	year ended
	30 June	30 June	30 June
	2016	2015	2014
	$	$	$
Expenses
Bank charges and interest	342	305	257
Consulting fees	1,568	9,551	-
Filing and financing fees	9,644	15,494	14,794
Foreign exchange (gain) loss	211	(1,353)	-
Income tax penalties (Note 7)	50,000	-	-
Legal and accounting	15,092	13,600	12,929
Management fees (Notes 6 and 8)	60,000	60,000	60,000
Office and miscellaneous	221	100	40
Regulatory fees	7,500	7,500	-
Rent (Notes 6 and 8)	3,600	3,600	3,600
Travel	-	7,301	-
Write-off of accounts payable (Note 4)	-	-	(2,238)

Net loss for the year	(148,178)	(116,098)	(89,382)

Deficit, accumulated during the exploration stage, beginning of year	(943,273)	(827,175)	(737,793)

Deficit, accumulated during the exploration stage, end of year	(1,091,451)	(943,273)	(827,175)

Basic and diluted loss per common share	(0.015)	(0.012)	(0.009)

Weighted average number of common shares outstanding	9,909,959	9,877,247	9,828,466

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the	For the	For the
	year	year	year
	ended	ended	ended
	30 June	30 June	30 June
	2016	2015	204
	$	$	$
Cash flows used in operating activities
Net loss for the period	(148,178)	(116,098)	(89,382)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 6 and 8)	63,600	63,600	63,600
Write-off of accounts payable (Note 4)	-	-	(2,238)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	6,855	(226)	(15,253)
Increase in taxes payable	50,000	-	-

	(27,723)	(52,724)	(43,273)
Cash flows from financing activities
Issuance of common shares for cash	30,000	45,000	50,000

	30,000	45,000	50,000

Increase (decrease) in cash	2,277	(7,724)	6,727

Cash, beginning of year	372	8,096	1,369

Cash, end of year	2,649	372	8,096

Supplemental Disclosures with Respect to Cash Flows (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)

				Deficit,
				accumulated
			Additional	during the	Total
	Number	Capital	paid-in	exploration	stockholders’
	of shares	stock	capital	stage	deficiency
	issued	$	$	$	$
Balance at 30 June 2013	9,800,000	9,800	702,900	(737,793)	(25,093)
Contributions to capital by related party (Notes 6 and 8)	-	-	63,600	-	63,600
Common shares issued for cash (Note 5)	50,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(89,382)	(89,382)

Balance at 30 June 2014	9,850,000	9,850	816,450	(827,175)	(875)
Contributions to capital by related party (Notes 6 and 8)	-	-	63,600	-	63,600
Common shares issued for cash (Note 5)	45,000	45	44,955	-	45,000
Net loss for the year	-	-	-	(116,098)	(116,098)

Balance at 30 June 2015	9,895,000	9,895	925,005	(943,273)	(8,373)
Contributions to capital by related party (Notes 6 and 8)	-	-	63,600	-	63,600
Common shares issued for cash (Note 5)	30,000	30	29,970	-	30,000
Net loss for the year	-	-	-	(148,178)	(148,178)

Balance at 30 June 2016	9,925,000	9,925	1,018,575	(1,091,451)	(62,951)

The accompanying notes are an integral part of these consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2016

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

The Company’s consolidated financial statements as at 30 June 2016 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $148,178 for the year ended 30 June 2016 (30 June 2015 – $116,098, 30 June 2014 – $89,382) and has a working capital deficit of $62,951 at 30 June 2016 (30 June 2015 – $8,373).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources will not be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2017. If the Company is unable to raise additional capital in the near future, management expects that the Company will need to curtail operations, seek additional capital on less favourable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2016, the Company had suffered losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2016

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

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Dynamic Gravel Holdings Ltd. (“Dynamic Gravel”), a company incorporated in the province of Alberta, Canada on 21 November 2007. All significant inter-company balances and transactions have been eliminated upon consolidation.

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
30 June 2016

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at 30 June 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2016

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 30 June 2016.

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
30 June 2016

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

Recent adopted accounting pronouncements

In June 2014, Accounting Standards Update (“ASU”) guidance was issued to resolve the diversity of practice relating to the accounting for stock based performance awards that the performance target could be achieved after the employee completes the required service period. The update was effective prospectively or retrospectively beginning 1 July 2015. The updated guidance did not have an impact on the consolidated financial position, results of operations or cash flows.

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

The Company had no expenditures related to the Super Mammoth Gravel Project for the year ended 30 June 2016 (30 June 2015 - $Nil, 30 June 2014 - $Nil).

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the year ended 30 June 2016, the Company wrote off accounts payable balance in the amount of $Nil (30 June 2015 - $Nil, 30 June 2014 - $2,238) related to finance charges that were forgiven by the vendor.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2016

5.	CAPITAL STOCK

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

At 30 June 2016, the total issued and outstanding capital stock is 9,925,000 common shares with a par value of $0.001 per common share (30 June 2015 - 9,895,000).

On 31 March 2016, the Company completed a private placement of 15,000 common shares at a price of $1.00 per share for total proceeds of $15,000.

On 30 September 2016, the Company completed a private placement of 15,000 common shares at a price of $1.00 per share for total proceeds of $15,000.

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

During the year ended 30 June 2016, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2015 – $60,000, 30 June 2014 – $60,000) and for rent in the amount of $3,600 (30 June 2015 – $3,600, 30 June 2014 – $3,600) (Note 8).

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2016

7.	INCOME TAXES

The Company has losses carried forward for income tax purposes to 30 June 2016. There are no current or deferred tax expenses for the year ended 30 June 2016 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the	For the	For the
	year ended	year ended	year ended
	30 June	30 June	30 June
	2016	2015	2014
	$	$	$
Deferred tax asset attributable to:
Current operations	50,380	39,473	30,390
Contributions to capital by related parties	(21,624)	(21,624)	(21,624)
Less: Change in valuation allowance	(28,756)	(17,849)	(8,766)

Net refundable amount	-	-	-

The composition of the Company’s deferred tax assets as at 30 June 2016 and 30 June 2015 are as follows:

	As at 30 June	As at 30 June
	2016	2015
	$	$

Net income tax operating loss carryforward	1,091,450	943,273

Statutory federal income tax rate	34.00%	34.00%
Contributed rent and services	-18.32%	-18.93%
Effective income tax rate	0%	0%

Deferred tax assets	171,173	142,417
Less: Valuation allowance	(171,173)	(142,417)

Net deferred tax asset	-	-

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2016

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2016, the Company has an unused net operating loss carry-forward balance of approximately $503,450 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2036.

During the year ended 30 June 2016, the Company received an assessment for penalties from the Internal Revenue Service regarding failure to file certain supplementary forms for the tax years 2007 to 2011. The Company intends to defend its position and expects the penalties to be ultimately reversed on appeal.

8.	SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	For the	For the	For the
	year	year	year
	ended	ended	ended
	30 June	30 June	30 June
	2016	2015	2014
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the year ended 30 June 2016, an officer and director of the Company made contributions to capital for management fees in the amount of $60,000 (30 June 2015 – $60,000, 30 June 2014 – $60,000) and for rent in the amount of $3,600 (30 June 2015 – $3,600, 30 June 2014 – $3,600) (Note 6).

9.	FINANCIAL INSTRUMENTS

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
30 June 2016

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

10.	SUBSEQUENT EVENTS

There were no reportable events during the period from the year ended 30 June 2016 to the date of consolidated financial statements were available to be issued.

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

Under the supervision and with the participation of our management, including Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Edward Burylo, our Interim Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly consolidated financial statements as of June 30, 2016 and believe they are effective.

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

Changes in internal controls

Based on the evaluation as of June 30, 2016, Mr. Tim Coupland, our President and Chief Executive Officer, and Mr. Edward Burylo, our Interim Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8A(T) – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures above.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors

Name of Director	Age	Since
Tim Coupland	57	01/24/2004
Brian Game	53	01/24/2004
Edward Burylo	76	04/24/2014

Executive Officers and Management

Name of Officer	Age	Office	Since
Tim Coupland	57	President, Chief Executive Officer	01/24/2004
Edward Burylo	76	Interim Chief Financial Officer	04/24/2014
Tamiko Coupland	48	Corporate Secretary	04/26/2007

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

Edward Burylo, Director and Interim Chief Financial Officer

Mr. Burylo was appointed as a director and Interim Chief Financial Officer of the Company on April 24, 2014. Mr. Burylo has also acted as a director and audit committee member of numerous TSX-V and OTCBB exchange listed companies. Mr. Burylo brings over 45 years of experience in management in both public and private companies. Mr. Burylo builds and maintains strong institutional and retail relationships and is instrumental in assisting in the day-today management and operations of the Company. He is an active director and officer of Arctic Hunter Energy Inc. (TSX.V: AHU) and a former director and audit committee member of Alberta Star Development Corp. (TSX.V: ASX).

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(A) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(A) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2016 all such filing requirements applicable to our officers and directors were current in their filings.

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

ITEM 10 – EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended June 30, 2016, 2015 and 2014.

Summary Compensation Table

Non-Equity
						Incentive	Nonqualified	All
				Stock	Option	Plan	Deferred	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Tim Coupland President, Chief Executive Officer and Director	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
Edward Burylo(1) Inteirm Chief Financial Officer and Director	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
Tamiko Coupland Corporate Secretary	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
Brian Game Director	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
Robert Hall(2) Former Chief Financial Officer and Former Director	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-

Note:
(1) Mr. Edward Burylo was appointed to the office of CFO of Dynamic on April 24, 2014.
(2) Mr. Robert Hall was appointed to the office of CFO of Dynamic on October 5, 2011 and resigned on April 24, 2014.

Outstanding Equity Awards

As of September 27, 2016, our directors and executive officers did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our directors did not earn any compensation during the fiscal year ended June 30, 2016.

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

Title of		Amount and nature of	Percent of
class	Name and address of beneficial owner (2)	beneficial owner	class
(1)		(3)	(4)
Common Stock	Tim Coupland President, Chief Executive Officer and Director Suite 501 – 675 West Hastings Street Vancouver, BC V6B 1N2 Canada	3,685,000 Direct	37.13%
Common Stock	Brian Game Director Suite 300 – 675 West Hastings Street Vancouver, BC V6B 1N2 Canada	1,500,000 Direct	15.11%
Common Stock	Robert Fedun Suite 2901 – 193 Aquarius Mews Vancouver, BC V6Z 2Z2 Canada	500,000 Direct	5.04%
Common Stock	Dr. Douglas Coupland 586 Barnham Place West Vancouver, BC V7S 1T7 Canada	725,000 Direct	7.30%
Common Stock	David Lorne Suite 101 – 1184 Denman Street Vancouver, BC V6G 2M9 Canada	500,000 Direct	5.04%
Common Stock	Mark Foreman 2531 Borden Cres. Prince George, BC V2L 2X4 Canada	500,000 Direct	5.04%
Common Stock	Larry Ilich 1635 53 A. Street Delta, BC V4M 3G3 Canada	500,000 Direct	5.04%
Common Stock	All Officers and Directors as a Group that Consists of Two People	5,185,000	52.24%

The percent of class is based on 9,925,000 shares of common stock issued and outstanding as of the date of this annual report.

Changes in Control

We know of no arrangements the operation of which may result in a change of our control.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of the following parties has, during the fiscal year ended June 30, 2016, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2016	2015
Audit fees*	$4,000	$4,000
Audit-related fees**	3,900	2,550
Tax fees	-	1,000
All other fees	-	-
Total fees paid or accrued to our principal accountants	$7,900	$8,550

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

DYNAMIC GOLD CORP.

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

BY:	/ s / Edward Burylo
Edward Burylo, Interim Chief Financial Officer

DATE:	September 27, 2016

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/ s / Tim Coupland
Tim Coupland, President and Chief Executive Officer

Date:	September 27, 2016

BY:	/ s / Edward Burylo
Edward Burylo, Interim Chief Financial Officer

DATE:	September 27, 2016

Exhibit 31.a

CERTIFICATION

I, Tim Coupland, certify that:

1.	I have reviewed the report of Dynamic Gold Corp.;

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

Date: September 27, 2016

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

Date: September 27, 2016

/ s / Edward Burylo
Edward Burylo, Interim CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Company’s Report of Dynamic Gold Corp. (the "Company") on Form 10-K for the year ended June 30, 2016, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Coupland, Principal Executive Officer and I, Edward Burylo, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
September 27, 2016

/ s / Edward Burylo
Edward Burylo, Principal Financial Officer
September 27, 2016