Form 10-Q
period 2016-09-30
Dynamic Gold Corp.
filed 2016-11-10
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-119823

DYNAMIC GOLD CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-1225287
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2016
Common stock, $.001 par value	9,925,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Dynamic Gold Corp.
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at	As at
	30 September	30 June
	2016	2016
	(Unaudited)	(Audited)
	$	$
Assets

Current
Cash	1,642	2,649

Liabilities

Current
Accounts payable and accrued liabilities	15,009	15,600
Taxes payable (Note 7)	-	50,000

	15,009	65,600
Stockholders’ equity (deficiency)
Capital stock (Note 4)
Authorized
75,000,000 common shares, $0.001 par value
Issued and outstanding
30 September 2016 – 9,925,000 common shares
30 June 2016 – 9,925,000 common shares	9,925	9,925
Additional paid-in capital	1,034,475	1,018,575
Share subscriptions received in advance	13,500	-
Deficit, accumulated during the exploration stage	(1,071,267)	(1,091,451)

	(13,367)	(62,951)

	1,642	2,649
Nature and Continuance of Operations (Note 1).

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Edward Burylo	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month	For the three month
	period ended	period ended
	30 September 2016	30 September 2015
	$	$
Expenses
Bank charges and interest	104	123
Consulting	-	1,568
Filing and financing fees	2,110	2,178
Legal and accounting	1,961	5,702
Management fees (Note 5)	15,000	15,000
Office and miscellaneous (recovery)	(259)	(42)
Regulatory fees	10,000	7,500
Rent (Note 5)	900	900
	(29,816)	(32,929)
Other item
Reversal of income tax penalties (Note 7)	(50,000)	-

Net income (loss) for the period	20,184	(32,929)

Basic and diluted income (loss) per common share	0.002	(0.003)

Weighted average number of common shares outstanding	9,925,000	9,895,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month	For the three month
	period ended	period ended
	30 September 2016	30 September 2015
	$	$
Cash flows from operating activities
Net income (loss)	20,184	(32,929)
Adjustments to reconcile loss to net cash used by operating activities
Reversal of income tax penalties (Note 7)	(50,000)	-
Contributions to capital by related party – expenses (Note 5)	15,900	15,900
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(591)	3,889
(Increase) in accounts receivable	-	(82)

	(14,507)	(13,222)
Cash flows from financing activities
Issuance of common shares for cash	-	15,000
Share subscriptions received in advance	13,500	-

	13,500	15,000

Increase (decrease) in cash	(1,007)	1,778

Cash, beginning	2,649	372

Cash, ending	1,642	2,150

Supplemental Disclosures with Respect to Cash Flows (Note 6)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

					Deficit,
				Share	accumulated
	Number		Additional	subscriptions	during the	Total
	of shares	Capital	paid-in	received in	exploration	stockholders’
	issued	stock	capital	advance	stage	deficiency
		$	$	$	$	$

Balance at 30 June 2015	9,895,000	9,895	925,005	-	(943,273)	(8,373)
Contributions to capital by related party – expenses (Note 5)	-	-	15,900	-	-	15,900
Common shares issued for cash ($1.00 per share) (Note 4)	15,000	15	14,985	-	-	15,000
Net loss	-	-	-	-	(32,929)	(32,929)

Balance at 30 September 2015	9,910,000	9,910	955,890	-	(976,202)	(10,402)
Contributions to capital by related party – expenses			47,700	-	-	47,700
Common shares issued for cash ($1.00 per share) (Note 4)	15,000	15	14,985	-	-	15,000
Net loss	-	-	-	-	(115,249)	(115,249)

Balance at 30 June 2016	9,925,000	9,925	1,018,575	-	(1,091,451)	(62,951)
Contributions to capital by related party – expenses (Note 5)	-	-	15,900	-	-	15,900
Share subscriptions received in cash (Note 4)	-	-	-	13,500	-	13,500
Net income	-	-	-	-	20,184	20,184

Balance at 30 September 2016	9,925,000	9,925	1,034,475	13,500	(1,071,267)	(13,367)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2016

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

These interim consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 30 June 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended 30 June 2016 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended 30 September 2016, are not necessarily indicative of the results that may be expected for the year ending 30 June 2017.

The Company is in the business of acquiring and exploring mineral properties. The recoverability of the amounts expended by the Company on acquiring and exploring mineral properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to complete the acquisition and/or development of the properties and upon future profitable production.

The Company’s interim consolidated financial statements as at 30 September 2016 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net income of $20,184 for the three month period ended 30 September 2016 (30 September 2015 – net loss of $32,929) as a result of non-cash reversal of income tax penalties of $50,000, and has a working capital deficit of $13,367 at 30 September 2016 (30 June 2016 – $62,951).

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

At 30 September 2016, the Company had incurred losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2016

its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the year ended 30 June 2008, the Company acquired, through its wholly owned subsidiary, a 100% undivided rights, title and interest in and to two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims (the “Super Mammoth Gravel Project”) situated along the Homfray Channel at Lloyd Point on the south coast of British Columbia, Canada for $25,000. The Super Mammoth Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha). The claims are currently in good standing until their respective anniversary dates which are 6 November 2017 (Northern Gravel Claims) and 19 January 2017 (Super Mammoth Claim). The acquisition cost of $25,000 was initially capitalized as a tangible asset. During the year ended 30 June 2008, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Super Mammoth Gravel Project.

The Company had no expenditures related to the Super Mammoth Gravel Project for the three month period ended 30 September 2016 (30 September 2015 - $Nil).

4.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

At 30 September 2016, the total issued and outstanding capital stock is 9,925,000 common shares with a par value of $0.001 per common share (30 June 2016 – 9,925,000).

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2016

Share subscriptions received in advance

At 30 September 2016, the Company received $13,500 for common shares that have not yet been issued.

5.	Related Party Transactions

During the three month period ended 30 September 2016, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (30 September 2015 – $15,000) and for rent in the amount of $900 (30 September 2015 – $900) (Note 6).

6.	Supplemental Disclosures with Respect to Cash Flows

	For the	For the
	three month	three month
	period ended	period ended
	30 September	30 September
	2016	2015
	$	$

Cash paid during the period for interest	-	-
Cash paid during the period for income taxes	-	-

During the three month period ended 30 September 2016, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (30 September 2015 – $15,000) and for rent in the amount of $900 (30 September 2015 – $900) (Note 5).

7.	Income Taxes

During the year ended 30 June 2016, the Company received an assessment for penalties of $50,000 from the Internal Revenue Service regarding failure to file certain supplementary forms for the tax years 2007 to 2011. During the three month period ended 30 September 2016, the penalties were reversed.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Dynamic Gold”, “Company”, “we”, “our”, and “us” refer to Dynamic Gold Corp. and its subsidiary, as a consolidated entity, unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2016 including the following:

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

The Super Mammoth Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha). A detailed report used in obtaining aggregate samples has been filed and accepted by the British Columbia’s Gold Commissioner’s office in September 2007. The claims are currently in good standing until their respective anniversary dates which are November 6, 2017 (Northern Gravel Claims) and January 19, 2017 (Super Mammoth Claim). The acquisition cost of $25,000 was initially capitalized as a tangible asset. During the year ended June 30, 2008, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Super Mammoth Gravel Project.

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

Results of Operations for the Three Month Period Ending September 30, 2016

We have not earned any revenues from our incorporation on January 21, 2004 to September 30, 2016. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company reported a net income for the three month period ended September 30, 2016 of $20,184 as a result of the reversal of income tax penalties of $50,000. Net loss for the three month period ended September 30, 2015 was $32,929.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the three month periods ended September 30, 2016 and 2015. The Company did not conduct exploration activities during these periods.

Legal and accounting fees decreased by $3,741 to $1,961 for the three month period ended September 30, 2016 from $5,702 for the three month period ended September 30, 2015. Consulting fees decreased by $1,568 to $Nil for the three month period ended September 30, 2016 from $1,568 for the three month period ended September 30, 2015. The Company’s continued effort to reduce costs related to charges to file our regulatory quarterly and annual filings with the British Columbia Securities Commission and the United States Securities and Exchange Commission resulted in decrease in both legal and accounting fees and consulting fees.

During the three month period ended September 30, 2016, an officer and director of the Company made contributions to capital for management fees in the amount of $15,000 (September 30, 2015 - $15,000) and for rent in the amount of $900 (September 30, 2015 - $900).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At September 30, 2016, we had cash on hand of $1,642 and liabilities of $15,009 consisting of accounts payable and accrued liabilities.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to September 30, 2016. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

As of September 30, 2016, we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are in Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of September 30, 2016, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act")) are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2016 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of September 30, 2016, Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

November 10, 2016	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

November 10, 2016	BY:	/s/ Edward Burylo
Date		Edward Burylo, Interim Chief Financial Officer

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

Date: November 10, 2016

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

Date: November 10, 2016

/ s / Edward Burylo
Edward Burylo, Interim CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended September 30, 2016, each of Tim Coupland, the Chief Executive Officer, and Edward Burylo, the Interim Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
November 10, 2016

/ s / Edward Burylo
Edward Burylo, Principal Financial Officer
November 10, 2016