Form 10-Q
period 2016-12-31
Dynamic Gold Corp.
filed 2017-02-10
CIK 1304730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2016

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 10 , 2017
Common stock, $.001 par value	9,925,000

DYNAMIC GOLD CORP.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Dynamic Gold Corp.
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at	As at
	31 December	30 June
	2016	2016
	(Unaudited)	(Audited)
	$	$
Assets

Current
Cash	596	2,649

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	19,989	15,600
Taxes payable (Note 7)	-	50,000

	19,989	65,600
Stockholders’ deficiency
Capital stock (Note 4)
Authorized
75,000,000 common shares, $0.001 par value
Issued and outstanding
31 December 2016 – 9,925,000 common shares
30 June 2016 – 9,925,000 common shares	9,925	9,925
Additional paid-in capital	1,050,375	1,018,575
Share subscriptions received in advance	16,000	-
Deficit, accumulated during the exploration stage	(1,095,693)	(1,091,451)

	(19,393)	(62,951)

	596	2,649

Nature and Continuance of Operations (Note 1).

On behalf of the Board:

/ s / Tim Coupland	Director	/ s / Edward Burylo	Director

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three months ended		For the six months ended
	31 December		31 December
	2016	2015	2016	2015
	$	$	$	$
Expenses
Bank charges and interest	98	90	202	213
Consulting	-	-	-	1,568
Filing and financing fees	5,039	3,977	7,149	6,155
Legal and accounting	1,784	2,709	3,745	8,411
Management fees (Note 5)	15,000	15,000	30,000	30,000
Mineral property exploration expenditure (Note 3)	1,874	-	1,874	-
Office and miscellaneous (recovery)	(269)	19	(528)	(23)
Regulatory fees	-	-	10,000	7,500
Rent (Note 5)	900	900	1,800	1,800

Net loss before other item	(24,426)	(22,695)	(54,242)	(55,624)

Other item
Reversal of income tax penalties (Note 7)	-	-	50,000	-

Net loss for the period	(24,426)	(22,695)	(4,242)	(55,624)

Basic and diluted loss per common share	(0.003)	(0.003)	(0.001)	(0.006)

Weighted average number of common shares outstanding	9,925,000	9,910,000	9,925,000	9,902,500

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the six	For the six
	months ended	months ended
	31 December 2016	31 December 2015
	$	$
Cash flows from operating activities
Net loss	(4,242)	(55,624)
Adjustments to reconcile loss to net cash used by operating activities
Reversal of income tax penalties (Note 7)	(50,000)	-
Contributions to capital by related party – expenses (Note 5)	31,800	31,800
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	4,389	9,238

	(18,053)	(14,586)
Cash flows from financing activities
Issuance of common shares for cash	-	15,000
Share subscriptions received in advance	16,000	-

	16,000	15,000

Increase (decrease) in cash	(2,053)	414

Cash, beginning	2,649	372

Cash, ending	596	786

Supplemental Disclosures with Respect to Cash Flows (Note 6)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

					Deficit,
				Share	accumulated
	Number		Additional	subscriptions	during the	Total
	of shares	Capital	paid-in	received in	exploration	stockholders’
	issued	stock	capital	advance	stage	deficiency
		$	$	$	$	$

Balance at 30 June 2015	9,895,000	9,895	925,005	-	(943,273)	(8,373)
Contributions to capital by related party – expenses (Note 5)	-	-	31,800	-	-	31,800
Common shares issued for cash ($1.00 per share) (Note 4)	15,000	15	14,985	-	-	15,000
Net loss	-	-	-	-	(55,624)	(55,624)

Balance at 31 December 2015	9,910,000	9,910	971,790	-	(998,897)	(17,197)
Contributions to capital by related party – expenses (Note 5)			31,800	-	-	31,800
Common shares issued for cash ($1.00 per share) (Note 4)	15,000	15	14,985	-	-	15,000
Net loss	-	-	-	-	(92,554)	(92,554)

Balance at 30 June 2016	9,925,000	9,925	1,018,575	-	(1,091,451)	(62,951)
Contributions to capital by related party – expenses (Note 5)	-	-	31,800	-	-	31,800
Share subscriptions received in cash	-	-	-	16,000	-	16,000
Net income	-	-	-	-	(4,242)	(4,242)

Balance at 31 December 2016	9,925,000	9,925	1,050,375	16,000	(1,095,693)	(19,393)

The accompanying notes are an integral part of these interim consolidated financial statements.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2016

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

These interim consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 30 June 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended 30 June 2016 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended 31 December 2016, are not necessarily indicative of the results that may be expected for the year ending 30 June 2017.

The Company is in the business of acquiring and exploring mineral properties. The recoverability of the amounts expended by the Company on acquiring and exploring mineral properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to complete the acquisition and/or development of the properties and upon future profitable production.

The Company’s interim consolidated financial statements as at 31 December 2016 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $4,242 for the six month period ended 31 December 2016 (31 December 2015 – $55,624) which includes a non-cash reversal of income tax penalties of $50,000, and has a working capital deficit of $19,393 at 31 December 2016 (30 June 2016 – $62,951).

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

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2016

At 31 December 2016, the Company had incurred losses from exploration activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the year ended 30 June 2008, the Company acquired, through its wholly owned subsidiary, a 100% undivided rights, title and interest in and to two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims (the “Super Mammoth Gravel Project”) situated along the Homfray Channel at Lloyd Point on the south coast of British Columbia, Canada for $25,000. The Super Mammoth Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha). The claims are currently in good standing until their respective anniversary dates which are 6 November 2017 (Northern Gravel Claims) and 19 January 2018 (Super Mammoth Claim). The acquisition cost of $25,000 was initially capitalized as a tangible asset. During the year ended 30 June 2008, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Super Mammoth Gravel Project.

During the six month period ended 31 December 2016, the Company renewed its Northern Gravel Claims for another year by paying $1,874 (CAD$2,482) (Note 8).

4.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001.

Issued and outstanding

At 31 December 2016, the total issued and outstanding capital stock is 9,925,000 common shares with a par value of $0.001 per common share (30 June 2016 – 9,925,000).

On 31 March 2016, the Company completed a private placement of 15,000 common shares at a price of $1.00 per share for total proceeds of $15,000.

Dynamic Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2016

On 30 September 2015, the Company completed a private placement of 15,000 common shares at a price of $1.00 per share for total proceeds of $15,000.

Share subscriptions received in advance

At 31 December 2016, the Company received $16,000 for 16,000 common shares that have not yet been issued.

5.	Related Party Transactions

During the six month period ended 31 December 2016, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (31 December 2015 – $30,000) and for rent in the amount of $1,800 (31 December 2015 – $1,800) (Note 6).

Included in accounts payable and accrued liabilities as at 31 December 2016 is $1,874 due to an officer and director of the Company.

6.	Supplemental Disclosures with Respect to Cash Flows

	For the three months ended		For the six months ended
	31 December		31 December
	2016	2015	2016	2015
	$	$	$	$

Cash paid during the period for interest	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-

During the six month period ended 31 December 2016, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (31 December 2015 – $30,000) and for rent in the amount of $1,800 (31 December 2015 – $1,800) (Note 5).

7.	Income Taxes

During the year ended 30 June 2016, the Company received an assessment for penalties of $50,000 from the Internal Revenue Service regarding failure to file certain supplementary forms for the tax years 2007 to 2011. During the six month period ended 31 December 2016, the penalties were reversed.

8.	Subsequent Event

On 4 January 2017, the Company renewed its Super Mammoth Claim for another year by paying $1,874 (CAD$2,482) (Note 3).

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

The Super Mammoth Gravel Project consists of two mineral claim tenures that are approximately 124.1 hectares (“ha”) each in size (total 248.2 ha). A detailed report used in obtaining aggregate samples has been filed and accepted by the British Columbia’s Gold Commissioner’s office in September 2007. The claims are currently in good standing until their respective anniversary dates which are November 6, 2017 (Northern Gravel Claims) and January 19, 2018 (Super Mammoth Claim). The acquisition cost of $25,000 was initially capitalized as a tangible asset. During the year ended June 30, 2008, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Super Mammoth Gravel Project.

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

Results of Operations for the Six Month Period Ending December 31, 2016

We have not earned any revenues from our incorporation on January 21, 2004 to December 31, 2016. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

The Company reported a net loss for the six month period ended December 31, 2016 of $4,242 which includes the reversal of income tax penalties of $50,000. Net loss for the six month period ended December 31, 2015 was $55,624.

There were no mineral property expenditures related to the Super Mammoth Gravel Project for the six month periods ended December 31, 2016 and 2015 other than the claims renewal fees. The Company did not conduct exploration activities during these periods.

Legal and accounting fees decreased by $4,666 to $3,745 for the six month period ended December 31, 2016 from $8,411 for the six month period ended December 31, 2015. Consulting fees decreased by $1,568 to $Nil for the six month period ended December 31, 2016 from $1,568 for the six month period ended December 31, 2015. The Company’s continued effort to reduce costs related to charges to file our regulatory quarterly and annual filings with the British Columbia Securities Commission and the United States Securities and Exchange Commission resulted in decrease in both legal and accounting fees and consulting fees.

During the six month period ended December 31, 2016, an officer and director of the Company made contributions to capital for management fees in the amount of $30,000 (December 31, 2015 - $30,000) and for rent in the amount of $1,800 (December 31, 2015 - $1,800).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At December 31, 2016, we had cash on hand of $596 and liabilities of $19,989 consisting of accounts payable and accrued liabilities, which includes $1,874 due to an officer and a director of the Company.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to December 31, 2016. At present there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

As of December 31, 2016, we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our primary projects being located in Canada and the majority of funds raised and paid to the majority of our vendors are in Canadian dollars.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of December 31, 2016, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act")) are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of December 31, 2016 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of December 31, 2016, Tim Coupland, our President and Chief Executive Officer, and Edward Burylo, our Interim Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

February 10, 2017	BY:	/s/ Tim Coupland
Date		Tim Coupland, President and Chief Executive Officer

February 10, 2017	BY:	/s/ Edward Burylo
Date		Edward Burylo, Interim Chief Financial Officer

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

Date: February 10, 2017

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

Date: February 10, 2017

/ s / Edward Burylo
Edward Burylo, Interim CFO

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended December 31, 2016, each of Tim Coupland, the Chief Executive Officer, and Edward Burylo, the Interim Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Tim Coupland
Tim Coupland, Principal Executive Officer
February 10, 2017

/ s / Edward Burylo
Edward Burylo, Principal Financial Officer
February 10, 2017