Form 10-Q/A
period 2017-03-31
Dynamic Gold Corp.
filed 2017-05-15
CIK 1304730

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q/A that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2016 including the following:

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

Under the supervision and with the participation of our management, including Lianyue Song, our President, Chief Executive Officer, and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2017 and believe they are effective.

Based upon his evaluation of our controls, Lianyue Song, our President, Chief Executive Officer, and Chief Financial Officer, has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

Based on the evaluation as of March 31, 2017, Lianyue Song, our President, Chief Executive Officer, and Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

DYNAMIC GOLD CORP.

May 12, 2017	BY:	/s/ Lianyue Song
Date		Lianyue Song, President and Chief Executive Officer

May 12, 2017	BY:	/s/ Lianyue Song
Date		Lianyue Song, Chief Financial Officer

Exhibit 21

SUBSIDIARY COMPANIES

We have one subsidiary company:

Dynamic Gravel Holdings Ltd.

Exhibit 31.a

CERTIFICATION

I, Lianyue Song, certify that:

1. I have reviewed this Form 10-Q/A of Dynamic Gold Corp.;

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

Date: May 12, 2017

/ s / Lianyue Song
Lianyue Song, President and CEO

(Principal Executive Officer)

Exhibit 31.b

CERTIFICATION

I, Lianyue Song, certify that:

1. I have reviewed this Form 10-Q/A of Dynamic Gold Corp.;

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

/ s / Lianyue Song
Lianyue Song, Chief Financial Officer

(Principal Accounting Officer)

Exhibit 32.a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Dynamic Gold Corp. (the “Company”) for the quarter ended March 31, 2017, each of Lianyue Song, Chief Executive Officer and Chief Financial Officer, of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Lianyue Song
Lianyue Song, Chief Executive Officer
May 12, 2017

/ s / Lianyue Song
Lianyue Song, Chief Financial Officer
May 12, 2017