Form 10-K
period 2017-06-30
HARTFORD RETIREMENT NETWORK CORP.
filed 2017-09-28
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: June 30, 2017.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to _______.

Commission file number: 333-119823

HARTFORD RETIREMENT NETWORK CORP.

(Name of small business issuer in its charter)

Nevada	98-1225287
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8832 Glendon Way
Rosemead, California 91770

(Address of principal executive offices)

Issuer’s telephone number	(626) 703-4228

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [  ] No [X]

State issuer’s revenues for its most recent fiscal year:        $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,555,000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

37,555,000 as at September 27, 2017

Transitional Small Business Disclosure Format (Check One): Yes [X] No [  ]

FORWARD-LOOKING STATEMENTS

Statements made in this annual report on Form 10-K and the exhibits attached hereto that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1993 (the “Act”) and section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements by subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgments as to what may occur in the future; however, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

●	our failure to obtain additional financing;
●	our inability to continue as a going concern;
●	the unique difficulties and uncertainties inherent in the business;
●	local and multi-national economic and political conditions; and
●	our common stock.

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

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

Business Development

Hartford Retirement Network Corp. (formerly Dynamic Gold Corp.) (“Hartford” or the “Company”) was incorporated in the State of Nevada on January 21, 2004. Our principal offices are located at Suite 8832 Glendon Way, Rosemead, California 91770. Our telephone number is (626) 703-4228.

The Company has not had any bankruptcy, receivership or similar proceeding since incorporation.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Please note that throughout this Annual Report, and unless otherwise noted, the words “we”, “our”, “us”, the “Company” or “Hartford”, refer to Hartford Retirement Network Corp.

Business of Issuer

We were an exploration stage company until May 2017, at which time we transitioned to a senior retirement solutions company focusing on senior housing and retirement services and products.

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

On April 27, 2017, the Company dissolved its wholly owned subsidiary, Dynamic Gravel Holdings Ltd. as part of the Stock Purchase Agreement (the “Agreement”) dated April 4, 2017, between Tim Coupland and Brian Game, the Company’s former principal stockholders (the “Sellers”) and Hartford International Retirement Network, Inc. (the “Buyer”), pursuant to which, among other things, the Sellers agreed to sell to the Buyer, and the Buyer agreed to purchase from Sellers, a total of 5,185,000 shares of Common Stock beneficially owned by the Sellers (the “Purchase Shares”). The Purchase Shares represented approximately 52.1% of the Company’s issued and outstanding shares of Common Stock.

In connection with the transactions contemplated by the Agreement, the Board appointed Lianyue Song, Aaron Schottelkorb and Fuming Lin to fill vacancies on the Company’s Board of Directors caused by resignations of Messer’s’ Coupland, Game and Burylo.

On May 11, 2017, the Company entered into a Memorandum of Understanding for Senior Holiday Service Cooperation with Shanghai Qiao Garden International Travel Agency (“Travel Agent”), superseded by a Retirement Vacation Services Agreement executed by the parties on August 25, 2017 (collectively referred to as the “Agreement”). The Company is engaged in the business of providing hotel rooms at favorable rates to travelers to Los Angeles from China. The Company’s president is a principal owner and CEO of a brand new hotel in Rosemead, California, and the Company is acting as its agent to procure business from Chinese tourists and business travelers. Under the Agreement with the Travel Agent, the Travel Agent has agreed to provide no less than 300 retirement vacation clients per year for a minimum hotel stay of 3,000 nights. The Agreement also provides for payment of a monthly service fee. The Agreement automatically renews on an annual basis unless otherwise terminated by either party in writing. However, the Company intends to enter into a more permanent agreement in September, 2018. From June 1 through July 31, 2017, the Company has received approximately $100,000 in revenues in connection with the Agreement. The Company is currently marketing its hotel travel service to other travel agencies in China and it is also seeking other hotels in Southern California to sign up for its services.

The Company believes that with the execution of the Agreement on May 11, 2017 and the commencement of revenues from its travel service business that it is no longer a “shell” corporation.

In addition, the Company intends to provide management services to retirement homes, commercial properties and apartment buildings in the following China cities: Shanghai, Jiangsu, Zhejiang, Hainan and Shenyang.

On May 18, 2017, the Company sold its Northern Gravel Claims and the Super Mammoth Gravel Claims for $1 to the Company’s former officer and a former director to focus its efforts on new business venture in senior retirement services and products in China.

Between July 1 and August 28, 2017, the company sold 27,610,000 shares of its common stock (the “Shares”) to 48 investors for $1,380,500. The Shares were sold by the officers and directors of the Company and no commissions were paid for such sales. All of the investors are residents of China and all offers and sales were conducted in China. The Shares were sold in a private placement pursuant to an exemption under the Securities Act of 1933, as amended (the “Act), in accordance with Regulation S of the Act. All stock certificates will be affixed with the appropriate Regulation S legend restricting sales and transfers.

Employees

At present, there are no employees, other than the current officers and directors, who devote their time as required to the business operations.

Competition

While the senior retirement services and products business is competitive, management does not anticipate having difficulties retaining customers. The Company is currently marketing its hotel travel service to other travel agencies in China and it is also seeking other hotels in Southern California to sign up for its services.

In the senior retirement services and products sector, our competitive position is insignificant. There are numerous companies with substantially more capital and resources that are capable of securing greater number of customers or contracts with travel agencies overseas. We are not able to compete with such companies. Instead, management has determined that the Company will attempt to focus in its core network, such as Shanghai, Jiangsu, Zhejiang, Hainan and Shenyang.

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

We will require additional financing to sustain our business operations. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital or loans from our directors. Any sale of share capital will result in dilution to existing shareholders.

From June 1 through July 31, 2017, the Company has received approximately $100,000 in revenues in connection with the Agreement with the Travel Agent. Also, between July 1 and August 28, 2017, the company sold 27,610,000 shares of its common stock (the “Shares”) to 48 investors for $1,380,500. However, there is no guarantee that we will able to obtain additional financing in the future.

Because we have limited business operating history and we face a high risk of business failure.

We have been operating the senior retirement services and products business since May 2017. Accordingly, we have no way to evaluate the likelihood that our business will be successful.

Potential investors should be aware of the difficulties normally encountered by new retirement services and products companies and the high rate of failure of such enterprises. These potential problems include, but are not limited to, unanticipated problems relating to securing customers and travel agents, and additional costs and expenses that may exceed current estimates.

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

The Report of Independent Registered Public Accounting Firm to our audited consolidated financial statements for the year ended June 30, 2017, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

Because our directors own 52.1% of our outstanding common stock, they could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our directors own approximately 52.1% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because our directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our President will be devoting only 60% of his time to our business upon commencement of business operations. Currently our, Chief Financial Officer and Corporate Secretary devote approximately 80% of their time to our affairs. It is possible that the demands on our officers and directors from their other obligations could cause them to be unable to devote sufficient time to the management of our business. In addition, they may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

Risks Relating to Our Common Stock

The trading price of our common stock on the OTCQB Venture Market – OTC Market will fluctuate significantly and stockholders may have difficulty reselling their shares.

As of the date of this Annual Report, our common stock trades on the OTCQB Venture Market – OTC Market under the symbol “HFRN”. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our operations; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) lack of funding generated for operations; (v) investor perception of our industry or our prospects; and (vi) general economic trends.

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

Our stock is considered a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 2 – DESCRIPTION OF PROPERTY

Corporate Headquarters, California, USA

Our corporate headquarters are located at 8832 Glendon Way, Rosemead, California 91770. Our Chief Executive Officer, Mr. Lianyue Song, provides this office space to us free of charge. Our current premises are adequate for our existing operations.

Real Estate Investments

We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

The Company’s President and the Chief Executive Officer is a principal owner of a brand new hotel in Rosemead California, and the Company is acting as its agent to procure business from Chinese tourists and business travelers.

ITEM 3 – LEGAL PROCEEDINGS

Hartford is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock, par value, $0.001 per share (“Common Stock”) began trading on the Over the Counter NASDAQ Electronic Bulletin Board (“OTC:BB”) under the symbol “DYGO” beginning in September 2014. The symbol was changed to “HFRN” in August 2017, when the company changed its name to Hartford Retirement Network Corp. Since that time there has been only limited trading. The following table sets forth, for the period indicated, the range of high and low closing “Bid” prices reported by the OTC. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2016	High Bid	Low Bid

Quarter Ended September 30, 2015	$.75	$.75
Quarter Ended December 31, 2015	$.75	$.75
Quarter Ended March 31, 2016	$.75	$.75
Quarter Ended June 30, 2016	$.75	$.75

Fiscal Year Ending December 31, 2017

Quarter Ended September 30, 2016	$1.00	$.51
Quarter Ended December 31, 2016	$1.00	$.51
Quarter Ended March 31, 2017	$.25	$.25
Quarter Ended June 30, 2017	$1.50	$.25

Fiscal Year Ending December 31, 2018

July 1, 2017 through September 27, 2017	$2.00	$1.20

On 26 June 2017, the Company increased the authorized shares of common stock of the Company from 75,000,000 shares to 200,000,000 shares and authorized the issuance of up to 10,000,000 shares of preferred stock, with such rights, preferences and limitations as may be set from time to time by resolution of the Board of Directors.

Holders of Common Stock

As of September 27, 2017, we had 92 stockholders of record holding 37,555,000 shares of common stock.

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

Recent Sales of Unregistered Securities

Between July 1 and August 28, 2017, the company sold 27,610,000 shares of its common stock (the “Shares”) to 48 investors for $1,380,500. The Shares were sold by the officers and directors of the Company and no commissions were paid for such sales. All of the investors are residents of China and all offers and sales were conducted in China. The Shares were sold in a private placement pursuant to an exemption under the Securities Act of 1933, as amended (the “Act), in accordance with Regulation S of the Act. All stock certificates will be affixed with the appropriate Regulation S legend restricting sales and transfers.

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

INCOME STATEMENT DATA	Year Ended 30 June 2017	Year Ended 30 June 2016		Year Ended 30 June 2015
Revenue	$50,000	$	Nil	$	Nil
Operating Expenses	$(41,860)		$(148,178)		$(116,098)
Net Income (Loss)	$29,464		$(148,178)		$(116,098)
Net Income (Loss) Per Share	$0.003		$(0.015)		$(0.012)
Weighted Average Number of Common Shares Outstanding (basic and diluted)	9,928,890		9,909,959		9,877,247

BALANCE SHEET DATA	As at 30 June 2017	As at 30 June 2016
Working Capital (Deficiency)	$34,213	$(62,951)
Total Assets	$50,100	$2,649
Accumulated Deficit	$(1,061,987)	$(1,091,451)
Shareholders’ Deficiency	$34,213	$(62,951)

Historical results of operations may differ materially from future results.

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments are outlined below in ― “Critical Accounting Policies”.

Explanatory Note on Consolidated Financial Statements

The audited consolidated financial statements included in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Plan of Operations

On May 11, 2017, the Company entered into a Memorandum of Understanding for Senior Holiday Service Cooperation with Shanghai Qiao Garden International Travel Agency (“Travel Agent”), superseded by a Retirement Vacation Services Agreement executed by the parties on August 25, 2017 (collectively referred to as the “Agreement”). The Company is engaged in the business of providing hotel rooms at favorable rates to travelers to Los Angeles from China. The Company’s president is a principal owner and CEO of a brand new hotel in Rosemead, California, and the Company is acting as its agent to procure business from Chinese tourists and business travelers. Under the Agreement with the Travel Agent, the Travel Agent has agreed to provide no less than 300 retirement vacation clients per year for a minimum hotel stay of 3,000 nights. The Agreement also provides for payment of a monthly service fee. The Agreement automatically renews on an annual basis unless otherwise terminated by either party in writing. However, the Company intends to enter into a more permanent agreement in September, 2018. From June 1 through July 31, 2017, the Company has received approximately $100,000 in revenues in connection with the Agreement. The Company is currently marketing its hotel travel service to other travel agencies in China and it is also seeking other hotels in Southern California to sign up for its services.

The Company believes that with the execution of the Agreement on May 11, 2017 and the commencement of revenues from its travel service business that it is no longer a “shell” corporation.

In addition, the Company intends to provide management services to retirement homes, commercial properties and apartment buildings in the following China cities: Shanghai, Jiangsu, Zhejiang, Hainan and Shenyang.

Limited Operating History; Need for Additional Capital

In the notes to the Company’s audited consolidated financial statements as of June 30, 2017, included elsewhere in this Form 10-K, the Company’s auditors included an explanatory paragraph stating that, because the Company had cash of $Nil and incurred accumulated losses of $1,061,987 for the period from January 21, 2004 (inception) to June 30, 2017, there was substantial doubt about its ability to continue as a going concern.

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company shifted its focus to senior housing and retirement services and products in May 2017 and have been operating for a few months. The Company cannot guarantee it will be successful in its business operations. The Company’s business is subject to risks inherent in the establishment of a new resource exploration company, including limited capital resources, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. To become profitable the Company will attempt to implement its plan of operation as detailed above.

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

If we are unable to arrange additional financing, our business plan will fail and operations will cease.

Results of Operations for the Year Ending June 30, 2017

Pursuant to the Agreement with the Travel Agent in May 2017, the Company recorded a revenue of $50,000 for the year ended June 30, 2017. The $50,000 was received in July 2017.

The Company’s net income for the year ended June 30, 2017 was $29,464 compared to a net loss of $148,178 for the year ended June 30, 2016. Contributing to the period over period differences were bank charges and interest of $276 (2016 - $342), filing and financing fees of $12,325 (2016 - $9,644), legal and accounting fees of $15,934 (2016 - $15,092), management fees of $45,000 (2016 - $60,000), rent of $2,700 (2016 - $3,600), consulting fees of $Nil (2016 - $1,568), mineral property exploration expenditure of $3,741 (2016 - $Nil), regulatory fees of $12,258 (2016 - $7,500) and travel expenses of $426 (2016 - $Nil).

Also, during the year ended June 30, 2017, the Company recognized a reversal of income tax penalties of $50,000 and wrote-off $21,324 in accounts payable mostly due to the former officer and a former director. If not for these non-recurring items, the Company would have reported a loss of $41,860 from the operations. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2017, we had cash on hand of $Nil (2016 - $2,649) and liabilities of $15,887 (2016 - $65,600) consisting of accounts payable and accrued liabilities. In 2016, the Company received an assessment for penalties from the Internal Revenue Service (“IRS”) regarding failure to file certain supplementary forms for the tax years 2007 to 2011. In 2017, these penalties were reversed by the IRS.

We will require additional funding in order to cover all anticipated administration costs and to proceed with the Retirement Vacation Services Agreement executed on August 25, 2017 and to seek out additional travel agents for similar contracts. The Company also intends to provide management services to retirement homes, commercial properties and apartment buildings in China, which will result in higher administrative costs in the future.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to June 30, 2017. At present, there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that would require disclosure.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management’s application of accounting policies.

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Dynamic Gravel Holdings Ltd. (“Dynamic Gravel”), a corporate incorporated in Alberta, Canada, from the date of its incorporation on 21 November 2007 to the date of its dissolution on 27 April 2017. All significant inter-company balances and transactions have been eliminated upon consolidation.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Mineral property costs

The Company was primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs were initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, the Company assessed the carrying costs for impairment. If proven and probable reserves were established for a property and it has been determined that a mineral property can be economically developed, costs were to be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs were expensed as incurred.

Estimated future removal and site restoration costs, when determinable were provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, were estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge was included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures were charged to the accumulated provision amounts as incurred.

To date, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

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

Concentration of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of its customers and any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The limited operations of the Company were conducted primarily in Canada, now in California, USA, and, are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

ITEM 7 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

As used herein, the terms “Company,” “our,”, “we,” and “us” refer to Hartford Retirement Network Corp. (formerly Dynamic Gold Corp.), a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying audited consolidated financial statements included in the Form 10-K reflect all adjustment (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period presented. The results of operation for the years presented are not necessarily indicative of the results to be expected for the future years.

Hartford Retirement Network Corp.

(formerly Dynamic Gold Corp.)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hartford Retirement Network corp. (formerly Dynamic Gold Corp.):

We have audited the accompanying consolidated balance sheets of Hartford Retirement Network Corp. (the “Company”) as at June 30, 2017 and 2016 and the related consolidated statements of operations and deficit, and cash flows, and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada
September 27, 2017

Hartford Retirement Network Corp.

(formerly Dynamic Gold Corp.)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	As at 30 June 2017	As at 30 June 2016
	$	$

Assets

Current
Cash	-	2,649
Receivable (Note 7)	50,000	-
Prepaid expenses	100	-

	50,100	2,649

Liabilities

Current
Accounts payable and accrued liabilities (Notes 4 and 6)	15,887	15,600
Taxes payable (Note 8)	-	50,000

	15,887	65,600

Shareholders’ deficiency
Capital stock (Note 5)
Authorized:
200,000,000 common shares, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding:
30 June 2017 – 9,945,000 common shares
30 June 2016 – 9,925,000 common shares	9,945	9,925
Additional paid-in capital	1,086,255	1,018,575
Deficit	(1,061,987)	(1,091,451)

	34,213	(62,951)

	50,100	2,649

Nature and Continuance of Operations (Note 1), and Subsequent Events (Note 11)

On behalf of the Board:

/s/ Lianyue Song	Director	/s/ Jimmy Zhou	Director

The accompanying notes are an integral part of these consolidated financial statements.

Hartford Retirement Network Corp.

(formerly Dynamic Gold Corp.)

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

	For the year ended 30 June 2017 $	For the year ended 30 June 2016 $	For the year ended 30 June 2015 $

Revenues (Note 7)	50,000	-	-

Expenses
Bank charges and interest	276	342	305
Consulting fees	-	1,568	9,551
Filing and financing fees	12,325	9,644	15,494
Foreign exchange (gain) loss	(1,050)	211	(1,353)
Income tax penalties (Note 8)	-	50,000	-
Legal and accounting	15,934	15,092	13,600
Management fees (Notes 6 and 9)	45,000	60,000	60,000
Mineral property exploration expenditure (Note 3)	3,741	-	-
Office and miscellaneous	250	221	100
Regulatory fees	12,258	7,500	7,500
Rent (Notes 6 and 9)	2,700	3,600	3,600
Travel	426	-	7,301
	(91,860)	(148,178)	(116,098)

Net loss before other items	(41,860)	(148,178)	(116,098)

Other items
Reversal of income tax penalties (Note 8)	50,000	-	-
Write-off of accounts payable (Note 4)	21,324	-	-

Net income (loss) for the year	29,464	(148,178)	(116,098)

Basic and diluted income (loss) per common share	0.003	(0.015)	(0.012)

Weighted average number of common shares outstanding	9,928,890	9,909,959	9,877,247

The accompanying notes are an integral part of these consolidated financial statements.

Hartford Retirement Network Corp.

(formerly Dynamic Gold Corp.)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the year ended 30 June 2017 $	For the year ended 30 June 2016 $	For the year ended 30 June 2015 $

Cash flows used in operating activities
Net income (loss) for the year	29,464	(148,178)	(116,098)
Non-cash items
Contributions to capital by related party – expenses	47,700	63,600	63,600
Reversal of income tax penalties	(50,000)	-	-
Write-off of accounts payable	(21,324)	-	-
Changes in operating assets and liabilities
Receivables	(50,000)	-	-
Prepaid expenses	(100)	-	-
Accounts payable and accrued liabilities	21,611	6,855	(226)
Increase in taxes payable	-	50,000	-

	(22,649)	(27,723)	(52,724)

Cash flows from financing activities
Issuance of common shares for cash	20,000	30,000	45,000

	20,000	30,000	45,000

Increase (decrease) in cash	(2,649)	2,277	(7,724)

Cash, beginning of year	2,649	372	8,096

Cash, end of year	-	2,649	372

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

Hartford Retirement Network Corp.

(formerly Dynamic Gold Corp.)

Consolidated Statements of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

	Number of shares issued	Capital stock $	Additional paid-in capital $	Deficit, accumulated during the exploration stage $	Total stockholders’ deficiency $

Balance at 30 June 2014	9,850,000	9,850	816,450	(827,175)	(875)
Contributions to capital by related party (Notes 6 and 9)	-	-	63,600	-	63,600
Common shares issued for cash (Note 5)	45,000	45	44,955	-	45,000
Net loss for the year	-	-	-	(116,098)	(116,098)

Balance at 30 June 2015	9,895,000	9,895	925,005	(943,273)	(8,373)
Contributions to capital by related party (Notes 6 and 9)	-	-	63,600	-	63,600
Common shares issued for cash (Note 5)	30,000	30	29,970	-	30,000
Net loss for the year	-	-	-	(148,178)	(148,178)

Balance at 30 June 2016	9,925,000	9,925	1,018,575	(1,091,451)	(62,951)
Contributions to capital by related party (Notes 6 and 9)	-	-	47,700	-	47,700
Common shares issued for cash (Note 5)	20,000	20	19,980	-	20,000
Net income for the year	-	-	-	29,464	29,464

Balance at 30 June 2017	9,945,000	9,945	1,086,255	(1,061,987)	34,213

The accompanying notes are an integral part of these consolidated financial statements.

Hartford Retirement Network Corp.

(formerly Dynamic Gold Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2017

1.	NATURE AND CONTINUANCE OF OPERATIONS

Hartford Retirement Network Corp. (formerly Dynamic Gold Corp.) (the “Company”) was incorporated under the laws of the State of Nevada on 21 January 2004.

Effective 26 June 2017, the Company changed its name to Hartford Retirement Network Corp. and increased its authorized shares of common stock, par value $0.001 per share from 75,000,000 to 200,000,000 and authorized 10,000,000 preferred stock, par value $0.001 per share, with such rights, preferences and limitations as may be set from time to time by resolution of the Board of Directors (Note 5).

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company was in the business of acquiring and exploring mineral properties. In May 2017, the Company shifted its focus to senior housing and retirement services and products. The Company is devoting all of its present efforts in establishing a new business.

The Company’s consolidated financial statements as at 30 June 2017 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an income of $29,464 for the year ended 30 June 2017 (30 June 2016 – loss of $148,178, 30 June 2015 – loss of $116,098) and has a working capital of $34,213 at 30 June 2017 (30 June 2016 – deficit of $62,951).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources will not be adequate to continue operating and maintaining its business strategy for the next 12 months. If the Company is unable to raise additional capital in the near future, management expects that the Company will need to curtail operations, seek additional capital on less favorable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2017, the Company had an accumulated deficit of $1,061,987 and cash of $Nil. Although management is currently attempting to implement its new business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hartford Retirement Network Corp.

(formerly Dynamic Gold Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2017

2.	SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in U.S. dollars. The Company’s fiscal year end is 30 June.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Dynamic Gravel Holdings Ltd. (“Dynamic Gravel”), a company incorporated in Alberta, Canada, from the date of its incorporation on 21 November 2007 to the date of its dissolution on 27 April 2017. All inter-company balances and transactions have been eliminated upon consolidation.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments.

Mineral property costs

The Company was primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs were initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, the Company assessed the carrying costs for impairment. If proven and probable reserves were established for a property and it has been determined that a mineral property can be economically developed, costs were to be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs were expensed as incurred.

To date, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs (Note 3).

Estimated future removal and site restoration costs, when determinable were provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, were estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge was included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures were charged to the accumulated provision amounts as incurred.

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

Hartford Retirement Network Corp.

(formerly Dynamic Gold Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2017

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

Revenue recognition

Revenue includes service and management fees associated with the operation of senior holiday services. Revenue is recognized when the services are rendered.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

Hartford Retirement Network Corp.

(formerly Dynamic Gold Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2017

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 21 January 2004 to 30 June 2017.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at 30 June 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Recently issued accounting pronouncements

In May 2014, Accounting Standards Update (“ASU”) guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after 15 December 2016, including interim periods and is to be retrospectively applied. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on its Consolidated Financial Statements.

3.	MINERAL PROPERTY

During the year ended 30 June 2008, the Company acquired, through its wholly owned subsidiary, a 100% undivided rights, title and interest in and to two gravel claims called the Northern Gravel Claims and Super Mammoth Gravel Claims situated along the Homfray Channel at Lloyd Point on the south coast of British Columbia, Canada for $25,000. The acquisition cost of $25,000 was initially capitalized as a tangible asset. During the year ended 30 June 2008, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Super Mammoth Gravel Project.

Hartford Retirement Network Corp.

(formerly Dynamic Gold Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2017

During the year ended 30 June 2017, the Company renewed its Northern Gravel Claims and Super Mammoth Gravel Claims for another year by paying $3,741 (CAD$4,965) (2016: $Nil) (2015: $Nil).

On 18 May 2017, the Company sold its Northern Gravel Claims and Super Mammoth Gravel Claims for $1 to the Company’s former officer and a former director to focus its efforts on new business venture in senior retirement services and products in China.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the year ended 30 June 2017, the Company wrote off accounts payable balance in the amount of $2,072 (2016 - $Nil, 2015 - $Nil) related to finance charges that were forgiven by the vendor.

During the year ended 30 June 2017, the Company wrote off accounts payable balance in the amount of $19,252 (2016 - $Nil, 2015 - $Nil) related to amounts due to a former officer and former director.

Included in accounts payable and accrued liabilities was $3,034 (30 June 2016: $Nil) owing to a director of the Company (Note 6).

5.	CAPITAL STOCK

Authorized

The total authorized capital is 200,000,000 common shares with a par value of $0.001 and 10,000,000 preferred shares with a par value of $0.001.

On 26 June 2017, the Company increased the authorized shares of common stock of the Company from 75,000,000 shares to 200,000,000 shares and authorized the issuance of up to 10,000,000 shares of preferred stock, with such rights, preferences and limitations as may be set from time to time by resolution of the Board of Directors (Note 1).

Issued and outstanding

At 30 June 2017, the total issued and outstanding capital stock is 9,945,000 common shares with a par value of $0.001 per common share (30 June 2016 - 9,925,000).

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

Hartford Retirement Network Corp.

(formerly Dynamic Gold Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2017

6.	RELATED PARTY TRANSACTIONS

During the year ended 30 June 2017, a former officer and a former director of the Company made contributions to capital for management fees in the amount of $45,000 (2016 – $60,000, 2015 – $60,000) and for rent in the amount of $2,700 (2016 – $3,600, 2015 – $3,600) (Note 9).

As at 30 June 2017, the Company owed $3,034 (30 June 2016: $Nil) to a director of the Company. The amount is non-interest bearing, unsecured and due on demand (Note 4).

7.	SERVICE AGREEMENT

On 11 May 2017, the Company entered into a memorandum of understanding (“MOU”) with Shanghai Qiao Garden International Travel Agency (“Shanghai Travel”), whereby the Company is to provide favorable pricing on hotel rooms in California, USA from 15 May 2017 to 31 May 2018. Shanghai Travel will provide no less than 35 senior tourists per month, 15 days of stay per tourist. The Company will charge Shanghai Travel $80 per tourist per stay as booking fees. Further, the Company will receive a monthly management fees of $2,000. During the year ended 30 June 2017, $50,000 (2016: $Nil, 2015: $Nil) was recorded as revenue from reservation and management fees in the statements of operation and the amount was received subsequent to June 30, 2017. On 25 August, 2017, the Company entered into a Retirement Vacation Service Agreement, which superseded the MOU (Note 11).

8.	INCOME TAXES

The Company has losses carried forward for income tax purposes to 30 June 2017. There are no current or deferred tax expenses for the year ended 30 June 2017 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 30 June 2017 $	For the year ended 30 June 2016 $	For the year ended 30 June 2015 $

Deferred tax asset attributable to:
Current operations	(10,017)	50,380	39,473
Contributions to capital by related parties	(16,218)	(21,624)	(21,624)
Less: Change in valuation allowance	26,235	(28,756)	(17,849)

Net refundable amount	-	-	-

Hartford Retirement Network Corp.

(formerly Dynamic Gold Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2017

The composition of the Company’s deferred tax assets as at 30 June 2017 and 30 June 2016 are as follows:

	As at 30 June 2017 $	As at 30 June 2016 $

Net income tax operating loss carryforward	1,061,987	1,091,450

Statutory federal income tax rate	34.00%	34.00%
Contributed rent and services	-20,35%	-18.32%
Effective income tax rate	0%	0%

Deferred tax assets	144,938	171,173
Less: Valuation allowance	(144,938)	(171,173)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2017, the Company has an unused net operating loss carry-forward balance of approximately $426,287 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2037.

During the year ended 30 June 2016, the Company received an assessment for penalties of $50,000 from the Internal Revenue Service regarding failure to file certain supplementary forms for the tax years 2007 to 2011. During the year ended 30 June 2017, the penalties were reversed.

9.	SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	For the year ended 30 June 2016 $	For the year ended 30 June 2015 $	For the year ended 30 June 2014 $

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the year ended 30 June 2017, an officer and director of the Company made contributions to capital for management fees in the amount of $45,000 (2016 – $60,000, 2015 – $60,000) and for rent in the amount of $2,700 (2016 – $3,600, 2015 – $3,600) (Note 6).

Hartford Retirement Network Corp.

(formerly Dynamic Gold Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2017

10.	FINANCIAL INSTRUMENTS

The carrying value of cash, receivable and accounts payable approximates fair value due to the short-term maturity of these financial instruments.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company deposits cash with high credit quality financial institutions as determined by rating agencies. The Company is subject to medium risk with respect to its accounts receivable due to potential non repayments from customers.

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

11.	SUBSEQUENT EVENTS

1)	Between 1 July 2017 and 28 August 2017, the Company issued 27,610,000 shares of its common stock for gross proceeds of $1,380,500. As at audit report date, $50,000 has been received by the Company.

2)	On 25 August 2017, the Company entered into a Retirement Vacation Services Agreement with Shanghai Travel. The Company will provide retirement vacation services to Shanghai Travel from 15 may 2017 to 31 May 2018. The agreement can be renewed automatically on an annual basis. Shanghai Travel will provide at least 300 retirement vacation clients annually, for a minimum total hotel stay of 3,000 nights. The Company will be charging Shanghai Travel $80 per client per hotel stay and $2,000 monthly management fees (Note 7).

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of June 30, 2017, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the “Exchange Act”) are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal Controls over Financial Reporting

Management’s annual report on internal control over financial reporting

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

Under the supervision and with the participation of our management, including Mr. Lianyue Song, our President and Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly consolidated financial statements as of June 30, 2017 and believe they are effective.

Based upon their evaluation of our controls, Mr. Lianyue Song, our President and Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer, has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in internal controls

Based on the evaluation as of June 30, 2017, Mr. Lianyue Song, our President and Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8A(T) – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures above.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors

Name of Director	Age	Since
Lianyue Song	59	5/4/2017
Aaron Schottelkorb	40	5/4/2017
Jimmy Zhou	50	5/17/2017

Executive Officers and Management

Name of Officer	Age	Office	Since
Lianyue Song	59	Director, President and Chief Executive Officer	5/4/2017
Jimmy Zhou	50	Chief Financial Officer and Secretary	5/17/2017

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Lianyue Song, Director, President and Chief Executive Officer

Mr. Lianyue Song was born in Jiangsu, China. Since 1976, from an ordinary small business owner to today’s business leader, Qiao Garden Group founder, Chairman and President, for the past 35 years. Mr. Song graduated from Renmin University of China, major in Journalism Professional Photography, and won the “Ten Outstanding Chinese Photographer” title in 1987. In 1989, he was resigned from Naval Air Force as a Lieutenant Commander and started his business and worked very hard to build this “Qiao Garden Business Empire”. Over 20 years, Mr. Lianyue Song has led Qiao Garden Group from scratch, from small to large, from weak to strong and successfully developed a commercial real estate based resort chain derived from the vacation health industry, the chain office industry, high-end dining industry and cultural media industry. In the meantime Mr. Song has studied EMBA graduate school at Shanghai Jiaotong University, also served as Vice President of the Federation of Chinese Associations of Southern California, Southern California Real Estate Association in United States, the Chief Planner and Producer of the global public offering of the “Chamber of Commerce” magazine, Vice President of Shanghai Chamber of Commerce, China Chamber of Commerce Executive Director and Vice President of the Chinese Private Entrepreneurs. In 2010, he was awarded “Chinese Outstanding Private Entrepreneurs”, “Chinese Economy One of Hundred Outstanding Figures”. He started the “Happy Senior Retirement Technology Network Incorporation nationwide since 2012 and now he is the Chairman and CEO of Hartford International Retirement Network, Incorporation in U.S.

Jimmy Zhou, Chief Financial Officer and a Director

Mr. Zhou, prior to his appointment as CFO and Secretary of the Corporation, he was employed as CEO/CFO from July 2015 until October 2016 by Kiwa Bio-Tech Products Group located in Claremont, Ca (“KWBT”). KWBT is a public company involved in the development, manufacture, distribution and marketing of innovative, cost-effective and environmentally safe bio-technological products for agriculture. Prior to that Mr. Zhou was employed by AXA Advisors LLC (“AXA”) in California as a financial advisor from 2000 to 2007. He became a Certified Estate Planner (CEP) and a Registered Financial Consultant (RFC) with AXA in 2005. From 2007 to 2008, Mr. Zhou was involved in investment banking projects between China and the United States and since 2008. Mr. Zhou has worked as an independent business consultant and as an offshore financial advisor to clients in China for over 10 years. Mr. Zhou graduated from Shanghai International Studies University in China in 1990.

Aaron Schottelkorb, Director

Mr. Schottelkorb is an effective financial and tactical leader. From 2011 to 2016, he was a Vice-President/financial advisor/consultant with Western International Securities/NMS Capital Advisors, where he focused on small business, specializing in financial planning and tax advantaged strategies. His practice was based on long-term relationships, and utilized holistic strategic planning to efficiently and effectively meet the demands of his clients. From 2014 to the present he has been a mortgage loan originator d/b/a as Delaware Pacific headquartered in Pasadena, California. Mr. Schottelkorb holds both a Series 7 and 66 Securities licence, a CA Life and Health Insurance Fixed & Variable Contracts License and CA Mortgage Loan Originator and Real Estate Broker License. Mr. Schottelkorb received a BA from Calvin College, Michigan and the Center for Medieval and Renaissance Studies, Keble College, Oxford University, England.

Conflict of Interest

As our present business plan is focused entirely on building a new business in the senior retirement sector, there is no expectation of any conflict between our business interests and those of our directors. However, possible conflicts may arise in the future.

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

None.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(A) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(A) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2017 all such filing requirements applicable to our officers and directors were current in their filings.

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

Audit Committee

We do not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors.

Our Board of Directors has determined that we have at least one financial expert. Mr. Schottelkorb is considered independent.

An audit committee financial expert means a person who has the following attributes:

(a)	An understanding of generally accepted accounting principles and financial statements;

(b)	The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

(c)	Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements, or experience actively supervising one or more persons engaged in such activities;

(d)	An understanding of internal control over financial reporting; and

(e)	An understanding of audit committee functions.

ITEM 10 – EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended June 30, 2017, 2016 and 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Lianyue Song(1) President, Chief Executive Officer and a Director	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

Jimmy Zhou(1) Chief Financial Officer and a Director	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

Aaron Schottelkorb(1) Director	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

Tim Coupland(2) Former President, former Chief Executive Officer and a former Director	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

Edward Burylo(3) Former Chief Financial Officer and a former Director	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

Tamiko Coupland(2) Former Corporate Secretary	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

Brian Game(2) Former Director	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

Notes:

(1) Appointed on May 4, 2017.

(2) Resigned on May 4, 2017.

(3) Mr. Edward Burylo was appointed to the office of CFO on April 24, 2014 and resigned on May 4, 2017.

Outstanding Equity Awards

None

Compensation of Directors

Our directors did not earn any compensation during the fiscal year ended June 30, 2017.

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

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of September 27, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. In computing the number and percentage of shares beneficially owned by each person, we include any shares of common stock that could be acquired within 60 days of September 27, 2017, by the exercise of options or warrants. These shares, however, are not counted in computing the percentage ownership of any other person. The percent of class is based on 37,555,000 shares of common stock issued and outstanding as of the date of this annual report.

Name and Address of Beneficial Owner *	Shares Beneficially Owned	Percentage of Outstanding Common Stock

Lianyue Song (1)	5,225,000	13.9%
Aaron Schottelkorb	200,000	**
Jimmy Zhou	137,500	**
Weinzhong Chen (2)	3,000,000	8.0%
Officers and Directors (3 persons)	5,562,000	14.8%

*	The address for each person or entity listed on the table other than Mr. Chen is c/o Hartford Retirement Network Corp, 8832 Glendon Way, Rosemead, CA 91770.

**	Less than 1%

(1)	Mr. Song;s shares are held in the name of Hartford International Retirement Network, Inc., a corporation principally owned by Mr. Song.

(2)	The address for Mr. Chen is Room 601, House 93, Lane 158, Baocheng, Shanghai, China

Changes in Control

Effective May 4, 2017 (the “Closing Date”), Tim Coupland and Brian Game, the principal stockholders of the Company (the “Sellers”), entered into a Stock Purchase Agreement (the “Agreement”) dated April 4, 2017, with Hartford International Retirement Network, Inc., a California corporation (the “Buyer”), pursuant to which, among other things, the Sellers agreed to sell to the Buyer, and the Buyer agreed to purchase from Sellers, a total of 5,185,000 shares of Common Stock owned of record and beneficially by the Sellers (the “Purchased Shares”). The Purchased Shares represented approximately 52.1% of the Company’s issued and outstanding shares of Common Stock.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of the following parties has, during the fiscal year ended June 30, 2017, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	Any of our directors or officers;
●	Any person proposed as a nominee for election as a director;
●	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
●	Any of our promoters;
●	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Director Independence

One of our directors, Mr. Aaron Schottelkorb is considered independent, as the term “independent” is defined by the rules of the Nasdaq Stock Market. Our shares of common stock are listed on the Over-the-Counter Bulletin Board under the symbol “HFRN”. On September 17, 2014, the Company received approval to trade on the OTCQB market platform (United States). The OTCQB is the venture stage marketplace for early stage U.S. and international companies and development stage companies in the United States. The Company was able to company with new standards of eligibility that were implemented on March 26, 2014 to provide a stronger baseline of transparency for investors and undergo an annual verification and management certification process.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2017	2016
Audit fees*	$5,000	$4,000
Audit-related fees**	3,200	3,900
Tax fees	-	-
All other fees	-	-
Total fees paid or accrued to our principal accountants	$8,200	$7,900

* Audit fees consist of fees related to professional services rendered in connection with the audit of our annual consolidated financial statements.

** Audit related fees consist of fees related to professional services rendered in connection with the review of our quarterly reports on Form 10-Q.

Pre-Approval Policies and Procedures

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD RETIREMENT NETWORK CORP.
BY:	/s/ Lianyue Song
Lianyue Song, President and Chief Executive Officer

BY:	/s/ Jimmy Zhou
Jimmy Zhou, Chief Financial Officer

DATE:	September 28, 2017

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/s/ Lianyue Song
Lianyue Song, President and Chief Executive Officer

Date:	September 28, 2017

BY:	/s/ Jimmy Zhou
Jimmy Zhou, Chief Financial Officer

DATE:	September 28, 2017

