Form 10-K/A
period 2017-06-30
HARTFORD RETIREMENT NETWORK CORP.
filed 2017-10-05
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter: $3,555,000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

37,555,000 as at September 27, 2017

Transitional Small Business Disclosure Format (Check One): Yes [X] No [  ]

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on September 28, 2017.

2

PART II - OTHER INFORMATION

Item 15. Exhibits

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISION Corporation

Dated: October 5, 2017	By:	/s/ Lianyue Song
Lianyue Song
Chief Executive Officer

Dated: October 5, 2017	By:	/s/ Jimmy Zhou
Jimmy Zhou
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 5, 2017	By:	/s/ Lianyue Song
Lianyue Song
Director, Chief Executive Officer (principal executive officer)

Dated: October 5, 2017	By:	/s/ Jimmy Zou
Jimmy Zhou
Director, Chief Financial Officer & Secretary
(principal financial and accounting officer)

Dated: October 5, 2017	By:	/s/ Aaron Schottelkorb
Aaron Shottelkorb
Director
(principal financial and accounting officer)

4