Form 10-Q
period 2017-09-30
HARTFORD RETIREMENT NETWORK CORP.
filed 2017-11-17
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-52417

HARTFORD RETIREMENT NETWORK CORP.

(Exact name of registrant as specified in its charter)

NEVADA	98-1225287
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

8832 Glendon Way

Rosemead, California 91770

(Address of principal executive offices) (Zip code)

(626) 703-4228

(Registrant’s telephone number, including area code)

None

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at November 15, 2017, was 42,555,000.

HARTFORD RETIREMENT NETWORK CORP.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Hartford Retirement Network Corp.

Interim Balance Sheets

(Expressed in U.S. Dollars)

	As at 30 September 2017 (Unaudited)	As at 30 June 2017
	$	$

Assets

Current
Cash	92,944	-
Amounts receivable (Note 6)	-	50,000
Prepaid expenses	6,567	100

	99,511	50,100
Equipment	3,157	-

	102,668	50,100

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	12,291	15,887

	12,291	15,887

Stockholders’ equity
Capital stock (Note 4)
Authorized
200,000,000 common shares, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
30 September 2017 – 37,555,000 common shares
30 June 2017 – 9,945,000 common shares	37,555	9,945
Additional paid-in capital	2,439,145	1,086,255
Share subscriptions receivable (Note 4)	(1,223,725)	-
Deficit	(1,162,598)	(1,061,987)

	90,377	34,213

	102,668	50,100

Nature and Continuance of Operations (Note 1), and Subsequent Event (Note 9)

On behalf of the Board:

/s/ Lianyue Song	Director	/s/ Jimmy Zhou	Director

The accompanying notes are an integral part of these interim financial statements.

Hartford Retirement Network Corp.

Interim Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended 30 September 2017	For the three months ended 30 September 2016
	$	$

Expenses
Bank charges and interest	105	104
Consulting	32,500	-
Filing and financing fees	1,665	2,110
Legal and accounting	24,409	1,961
Management fees (Note 5)	22,500	15,000
Office and miscellaneous (recovery)	1,210	(259)
Regulatory fees	10,000	10,000
Rent (Note 5)	3,800	900
Transfer agent fees	4,150	-
Travel	272	-

Loss before other item	(100,611)	(29,816)

Other item
Reversal of income tax penalties (Note 8)	-	50,000

Net income (loss) for the period	(100,611)	20,184

Basic and diluted loss per common share	(0.040)	0.002

Weighted average number of common shares outstanding	25,443,696	9,925,000

The accompanying notes are an integral part of these interim financial statements.

Hartford Retirement Network Corp.

Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended 30 September 2017	For the three months ended 30 September 2016
	$	$

Cash flows from operating activities
Net income (loss)	(100,611)	20,184
Adjustments to reconcile loss to net cash used by operating activities
Reversal of income tax penalties	-	(50,000)
Contributions to capital by related party – expenses	-	15,900
Changes in operating assets and liabilities
Decrease in amounts receivable	50,000	-
Increase in prepaid expenses	(6,467)	-
Increase in accounts payable and accrued liabilities	(3,596)	(591)

	(60,674)	(14,507)

Cash flows from financing activities
Purchase of equipment	(3,157)	-

	(3,157)	-

Cash flows from financing activities
Issuance of common shares for cash	156,775	-
Share subscriptions received in advance	-	13,500

	156,775	13,500

Increase (decrease) in cash	92,944	(1,007)

Cash, beginning	-	2,649

Cash, ending	92,944	1,642

Supplemental Disclosures with Respect to Cash Flows (Note 7)

The accompanying notes are an integral part of these interim financial statements.

Hartford Retirement Network Corp.

Interim Statements of Changes in Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares	Capital stock	Additional paid-in capital	Share subscriptions received in advance / receivable	Deficit	Total stockholders’ equity (deficiency)
	issued	$	$	$	$	$

Balance at 30 June 2016	9,925,000	9,925	1,018,575	-	(1,091,451)	(62,951)
Contributions to capital by related party – expenses (Note 5)	-	-	15,900	-	-	15,900
Share subscriptions received in cash (Note 4)	-	-	-	13,500	-	13,500
Net income	-	-	-	-	20,184	20,184

Balance at 30 September 2016	9,925,000	9,925	1,034,475	13,500	(1,071,267)	(13,367)
Contributions to capital by related party – expenses	-	-	31,800	-	-	31,800
Common shares issued for cash	20,000	20	19,980	(13,500)	-	6,500
Net income	-	-	-	-	9,280	9,280

Balance at 30 June 2017	9,945,000	9,945	1,086,255	-	(1,061,987)	34,213
Common shares issued for cash (Note 4)	27,610,000	27,610	1,352,890	(1,223,725)	-	156,775
Net loss	-	-	-	-	(100,611)	(100,611)

Balance at 30 September 2017	37,555,000	37,555	2,439,145	(1,223,725)	(1,162,598)	90,377

The accompanying notes are an integral part of these interim financial statements.

Hartford Retirement Network Corp.

Notes to the Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2017

1.	Nature and Continuance of Operations

Hartford Retirement Network Corp. (formerly Dynamic Gold Corp.) (the “Company”) was incorporated under the laws of the State of Nevada on 21 January 2004.

Effective 26 June 2017, the Company changed its name to Hartford Retirement Network Corp. and increased its authorized shares of common stock, par value $0.001 per share from 75,000,000 to 200,000,000 and authorized 10,000,000 preferred stock, par value $0.001 per share, with such rights, preferences and limitations as may be set from time to time by resolution of the Board of Directors (Note 4).

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

These interim financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 30 June 2017 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended 30 June 2017 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended 30 September 2017, are not necessarily indicative of the results that may be expected for the year ending 30 June 2018.

The Company’s interim financial statements as at 30 September 2017 and for the three months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $100,611 for the three months ended 30 September 2017 and has a working capital of $87,220 at 30 September 2017.

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

At 30 September 2017, the Company had an accumulated deficit of $1,162,598 and cash of $92,944. Although management is currently attempting to implement its new business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hartford Retirement Network Corp.

Notes to the Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2017

2.	Recent Accounting Pronouncement

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for annual reporting periods and interim periods within those years beginning after 15 December 2017.

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840 “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after 15 December 2018. Early adoption by public entities is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after 15 December 2019. The Company does not anticipate this amendment to have a significant impact on the financial statements.

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities was $4,438 (30 June 2017 - $3,034) owing to a director of the Company (Note 5).

4.	Capital Stock

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

Hartford Retirement Network Corp.

Notes to the Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2017

Issued and outstanding

At 30 September 2017, the total issued and outstanding capital stock is 37,555,000 common shares with a par value of $0.001 per common share (30 June 2017 – 9,945,000).

On 20 April 2017, the Company completed a private placement of 20,000 common shares for total proceeds of $20,000.

On 4 August 2017, the Company completed a private placement of 5,750,000 common shares for total proceeds of $287,500. The Company recorded a subscription receivable of $130,725 related to this financing as of 30 September 2017.

On 8 August 2017, the Company completed a private placement of 19,910,000 common shares for total proceeds of $995,500 The Company recorded a subscription receivable of $995,500 related to this financing as of 30 September 2017.

On 8 September 2017, the Company completed a private placement of 1,950,000 common shares for total proceeds of $97,500 The Company recorded a subscription receivable of $97,500 related to this financing as of 30 September 2017.

5.	Related Party Transactions

During the three months ended 30 September 2017, a former officer and a former director of the Company made contributions to capital for management fees in the amount of $Nil (2016 – $15,000) and for rent in the amount of $Nil (2016 – $900) (Note 7).

During the three months ended 30 September 2017, the Company paid management fees of $22,500 to the Company’s Chief Financial Officer.

Included in accounts payable and accrued liabilities was $4,438 (30 June 2017 - $3,034) owing to a director of the Company. The amount is non-interest bearing, unsecured and due on demand (Note 3).

6.	Service Agreement

On 25 August 2017, the Company entered into a Retirement Vacation Services Agreement (the “Service Agreement”) with Shanghai Qiao Garden International Travel Agency (“Shanghai Travel”), whereby the Company is to provide favorable pricing on hotel rooms in California, USA from 15 May 2017 to 31 May 2018. The agreement can be renewed automatically on an annual basis. Shanghai Travel will provide at least 300 retirement vacation clients annually, for a minimum total hotel stay of 3,000 nights. The Company will be charging Shanghai Travel $80 per client per hotel stay and $2,000 monthly management fees. At 30 September 2017, the Company did not record any receivables related to the monthly management fee as there was uncertainty as to whether the amount would be collectible (30 June 2017 - $50,000).

Hartford Retirement Network Corp.

Notes to the Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2017

7.	Supplemental Disclosures with Respect to Cash Flows

	For the three months ended 30 September 2017 $	For the three months ended 30 September 2016 $

Cash paid during the period for interest	-	-
Cash paid during the period for income taxes	-	-

During the three months ended 30 September 2017, a former officer and a former director of the Company made contributions to capital for management fees in the amount of $Nil (2016 – $15,000) and for rent in the amount of $Nil (2016 – $900) (Note 5).

8.	Income taxes

During the year ended 30 June 2016, the Company received an assessment for penalties of $50,000 from the Internal Revenue Service regarding failure to file certain supplementary forms for the tax years 2007 to 2011. During the year ended 30 June 2017, the penalties were reversed.

9.	Subsequent Event

On October 5, 2017, the Company issued 5,000,000 common shares for total proceeds of $250,000. The Company received $200,000 of the $250,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “HFRN”, “Company”, “we”, “our”, and “us” refer to Hartford Retirement Network Corp. unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2017 including the following:

●	our failure to obtain additional financing;
●	our inability to continue as a going concern;
●	the unique difficulties and uncertainties inherent in the business;
●	local and multi-national economic and political conditions, and
●	our common stock.

General

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

Plan of Operations

The Company’s president is a principal owner and CEO of a brand new hotel in Rosemead, California, and the Company is acting as its agent to procure business from Chinese tourists and business travelers. Under the Agreement with the Travel Agent, the Travel Agent has agreed to provide no less than 300 retirement vacation clients per year for a minimum hotel stay of 3,000 nights. The Agreement also provides for payment of a monthly service fee. The Agreement automatically renews on an annual basis unless otherwise terminated by either party in writing. However, the Company intends to enter into a more permanent agreement in September, 2018. From June 1 through July 31, 2017, the Company has received approximately $50,000 in revenues in connection with the Agreement. The Company is currently marketing its hotel travel service to other travel agencies in China and it is also seeking other hotels in Southern California to sign up for its services.

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

Results of Operations for the Three Months Ended September 30, 2017

The Company reported a net loss for the three months ended September 30, 2017 of $100,611 compared to a net income of $20,184 for the three months ended September 30, 2016, which includes $50,000 reversal of income tax penalties.

Legal and accounting fees increased by $22,448 to $24,409 for the three months ended September 30, 2017 from $1,961 for the three months ended September 30, 2016. Consulting fees increased by $32,500 to $32,500 for the three months ended September 30, 2017 from $Nil for the three months ended September 30, 2016.

The overall increase in operating expenses for the three months ended September 30, 2017, when compared to the three months ended September 30, 2016, is a direct result of increased operating activities after the signing of the Agreement with the Travel Agent as discussed above.

Liquidity and Capital Resources

At September 30, 2017, the Company had cash on hand of $92,944 and liabilities of $12,291 consisting of accounts payable and accrued liabilities, which includes $4,438 due to an officer and a director of the Company.

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

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to September 30, 2017. At present, there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

Employees

At present, we have no employees, other than our current officers and directors, who devote their time as required to our business operations.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that would require disclosure.

Critical Accounting Policies

Our interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management’s application of accounting policies.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of September 30, 2017, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Mr. Lianyue Song, our President and Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2017 and believe they are effective.

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

Attestation report of the registered public accounting firm

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this report.

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of September 30, 2017, Mr. Lianyue Song, our President and Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between August 4 and September 8, 2017, the Company sold, in a private placement, 27,610,000 shares of its common stock for an aggregate amount of $1,380,500. As of September 30, 2017, the Company has received $156,775 and has recorded as “Share subscriptions receivable” $1,223,775. All of the sales were made in China to Chinese nationals and no commissions were paid for the sale of such shares.

On October 5, 2017, the Company sold 5,000,000 shares of its common stock to two Chinese national investors for an aggregate amount of $250,000. As of the date of this report, the company has received $200,000. The Company expects to receive the balance of $50,000 on or before December 31, 2017.

The offerings were made to non-U.S. persons, offshore of the U.S., with no directed selling efforts in the U.S. The offerings were implemented in transactions pursuant to the exemption from registration provided by Rule 903(b)(3) of Regulation S of the Securities Act of 1933, as amended.

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

HARTFORD RETIREMENT NETWORK CORP.

November 17, 2017	BY:	/s/ Lianyue Song
Date		Lianyue Song, President and Chief Executive Officer

November 17, 2017	BY:	/s/ Jimmy Zhou
Date		Jimmy Zhou, Chief Financial Officer

