Form 10-Q
period 2017-12-31
HARTFORD RETIREMENT NETWORK CORP.
filed 2018-02-20
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

or

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at February 19, 2018, was 42,555,000.

HARTFORD RETIREMENT NETWORK CORP.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Hartford Retirement Network Corp.

Consolidated Interim Balance Sheets

(Expressed in U.S. Dollars)

	As at 31 December 2017 (Unaudited)	As at 30 June 2017 (Audited)
	$	$

Assets

Current
Cash	165,425	-
Amounts receivable (Note 8)	-	50,000
Prepaid expenses	6,567	100
Loans receivable (Note 3)	362,879	-
	534,871	50,100
Equipment	2,586	-

	537,457	50,100

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	9,631	15,887
Loans payable (Note 5)	18,482	-
	28,113	15,887

Stockholders’ equity
Capital stock (Note 6)
Authorized
200,000,000 common shares, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
31 December 2017 – 42,555,000 common shares
30 June 2017 – 9,945,000 common shares	42,555	9,945
Additional paid-in capital	2,684,145	1,086,255
Share subscriptions receivable (Note 6)	(994,709)	-
Deficit	(1,222,647)	(1,061,987)
	509,344	34,213

	537,457	50,100

Nature and Continuance of Operations (Note 1), and Subsequent Events (Note 11)

On behalf of the Board:

/s/ Lianyue Song	Director	/s/ Jimmy Zhou	Director

The accompanying notes are an integral part of these consolidated interim financial statements.

Hartford Retirement Network Corp.

Consolidated Interim Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended 31 December 2017	For the three months ended 31 December 2016	For the six months ended 31 December 2017	For the six months ended 31 December 2016
	$	$	$	$

Expenses
Bank charges and interest	139	98	244	202
Consulting	8,500	-	41,000	-
Depreciation	570	-	570	-
Filing and financing fees	-	5,039	1,665	7,149
Legal and accounting	13,676	1,784	38,085	3,745
Management fees (Note 7)	27,500	15,000	50,000	30,000
Mineral property exploration expenditure	-	1,874	-	1,874
Office and miscellaneous (recovery)	184	(269)	1,394	(528)
Regulatory fees	3,522	-	13,522	10,000
Rent (Note 7)	2,850	900	6,650	1,800
Transfer agent fees	-	-	4,150	-
Travel	3,108	-	3,380	-

Loss before other item	(60,049)	(24,426)	(160,660)	(54,242)

Other item
Reversal of income tax penalties (Note 10)	-	-	-	50,000

Net loss for the period	(60,049)	(24,426)	(160,660)	(4,242)

Basic and diluted loss per common share	(0.001)	(0.003)	(0.005)	(0.001)

Weighted average number of common shares outstanding	42,283,261	9,925,000	33,863,478	9,925,000

The accompanying notes are an integral part of these consolidated interim financial statements.

Hartford Retirement Network Corp.

Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the six months ended 31 December 2017	For the six months ended 31 December 2016
	$	$

Cash flows from operating activities
Net loss	(160,660)	(4,242)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation	570	-
Reversal of income tax penalties	-	(50,000)
Contributions to capital by related party – expenses	-	31,800
Changes in operating assets and liabilities
Decrease in amounts receivable	50,000	-
Increase in prepaid expenses	(6,467)	-
Increase in accounts payable and accrued liabilities	(6,256)	4,389

	(122,813)	(18,053)

Cash flows from investing activities
Purchase of equipment	(3,156)	-
Loans receivable	(362,879)	-

	(366,035)	-

Cash flows from financing activities
Issuance of common shares for cash	635,791	-
Share subscriptions received in advance	-	16,000
Loan from related parties	18,482	-

	654,273	16,000

Increase (decrease) in cash	165,425	(2,053)

Cash, beginning	-	2,649

Cash, ending	165,425	596

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these consolidated interim financial statements.

Hartford Retirement Network Corp.

Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Share subscriptions received in advance / (receivable)	Deficit	Total stockholders’ equity (deficiency)
		$	$	$	$	$

Balance at 30 June 2016	9,925,000	9,925	1,018,575	-	(1,091,451)	(62,951)
Contributions to capital by related party – expenses (Note 7)	-	-	31,800	-	-	31,800
Share subscriptions received in cash (Note 6)	-	-	-	16,000	-	16,000
Net loss	-	-	-	-	(4,242)	(4,242)

Balance at 31 December 2016	9,925,000	9,925	1,050,375	16,000	(1,095,693)	(19,393)
Contributions to capital by related party – expenses	-	-	15,900	-	-	15,900
Common shares issued for cash	20,000	20	19,980	(16,000)	-	4,000
Net income	-	-	-	-	33,706	33,706

Balance at 30 June 2017	9,945,000	9,945	1,086,255	-	(1,061,987)	34,213
Common shares issued for cash (Note 6)	32,610,000	32,610	1,597,890	(994,709)	-	635,791
Net loss	-	-	-	-	(160,660)	(160,660)

Balance at 31 December 2017	42,555,000	42,555	2,684,145	(994,709)	(1,222,647)	509,344

The accompanying notes are an integral part of these consolidated interim financial statements.

Hartford Retirement Network Corp.

Notes to the Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2017

1. Nature and Continuance of Operations

Hartford Retirement Network Corp. (formerly Dynamic Gold Corp.) (the “Company”) was incorporated under the laws of the State of Nevada on 21 January 2004.

Effective 26 June 2017, the Company changed its name to Hartford Retirement Network Corp. and increased its authorized shares of common stock, par value $0.001 per share from 75,000,000 to 200,000,000 and authorized 10,000,000 preferred stock, par value $0.001 per share, with such rights, preferences and limitations as may be set from time to time by resolution of the Board of Directors (Note 6).

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company was in the business of acquiring and exploring mineral properties. In May 2017, the Company shifted its focus to senior housing and retirement services and products. The Company is devoting all of its present efforts in establishing this new business.

These consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 30 June 2017 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended 30 June 2017 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended 31 December 2017, are not necessarily indicative of the results that may be expected for the year ending 30 June 2018.

The Company’s consolidated interim financial statements as at 31 December 2017 and for the six months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $160,660 for the six months ended 31 December 2017 and has a working capital of $506,758 at 31 December 2017.

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

At 31 December 2017, the Company had an accumulated deficit of $1,222,647 and cash of $165,425. Although management is currently attempting to implement its new business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hartford Retirement Network Corp.

Notes to the Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2017

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Shanghai Hartford Health Management Ltd., a company incorporated in the People’s Republic of China from November 9, 2017. All inter-company balances have been eliminated upon consolidation.

2. Recent Accounting Pronouncement

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for annual reporting periods and interim periods within those years beginning after 15 December 2017.

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840 "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after 15 December 2018. Early adoption by public entities is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after 15 December 2019. The Company does not anticipate this amendment to have a significant impact on the financial statements.

3. Loans Receivable

During the six months ended 31 December 2017, the Company loaned $362,879 (RMB 2,361,250) to a third party, Shanghai Qiao Garden Group (“Qiao Garden”). The loan is unsecured, bears interest at 8% per annum and is due on 30 June 2018.

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities was $5,000 (30 June 2017 - $3,034) owing to a director of the Company (Note 7).

Hartford Retirement Network Corp.

Notes to the Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2017

5. Loans Payable

During the six months ended 31 December 2017, the Company received $307 (RMB 2,000) from the Company’s Chief Executive Officer (Note 7). The loan is unsecured, non-interest bearing and due on demand.

During the six months ended 31 December 2017, the Company received $18,175 (RMB 118,263) from a third party. The loan is unsecured, non-interest bearing and due on demand.

6. Capital Stock

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

Issued and outstanding

At 31 December 2017, the total issued and outstanding capital stock is 42,555,000 common shares with a par value of $0.001 per common share (30 June 2017 – 9,945,000).

On 20 April 2017, the Company completed a private placement of 20,000 common shares for total proceeds of $20,000.

On 4 August 2017, the Company completed a private placement of 5,750,000 common shares for total proceeds of $287,500.

On 8 August 2017, the Company completed a private placement of 19,910,000 common shares for total proceeds of $995,500

On 8 September 2017, the Company completed a private placement of 1,950,000 common shares for total proceeds of $97,500.

On October 5, 2017, the Company completed a private placement of 5,000,000 common shares for total proceeds of $250,000.

As at 31 December 2017, the Company received $655,791 out of $1,650,500 related to the private placements from April 2017 to October 2017. As a result, the Company had subscriptions receivable of $994,709 as at 31 December 2017 (Note 11).

Hartford Retirement Network Corp.

Notes to the Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2017

7. Related Party Transactions

During the six months ended 31 December 2017, a former officer and a former director of the Company made contributions to capital for management fees in the amount of $Nil (2016 – $30,000) and for rent in the amount of $Nil (2016 – $1,800) (Note 9).

During the six months ended 31 December 2017, the Company paid management fees of $50,000 to the Company’s Chief Financial Officer.

During the six months ended 31 December 2017, the Company received $307 (RMB 2,000) from the Company’s Chief Executive Officer (Note 5). The loan is unsecured, non-interest bearing and due on demand.

Included in accounts payable and accrued liabilities was $5,000 (30 June 2017 - $3,034) owing to a director of the Company. The amount is non-interest bearing, unsecured and due on demand (Note 4).

8. Service Agreement

On 25 August 2017, the Company entered into a Retirement Vacation Services Agreement (the “Service Agreement”) with Shanghai Qiao Garden International Travel Agency (“Shanghai Travel”), whereby the Company is to provide favorable pricing on hotel rooms in California, USA from 15 May 2017 to 31 May 2018. The agreement can be renewed automatically on an annual basis. Shanghai Travel will provide at least 300 retirement vacation clients annually, for a minimum total hotel stay of 3,000 nights. The Company will be charging Shanghai Travel $80 per client per hotel stay and $2,000 monthly management fees. At 31 December 2017, the Company did not record any receivables related to the monthly management fee as there was uncertainty as to whether the amount would be collectible (30 June 2017 - $50,000).

9. Supplemental Disclosures with Respect to Cash Flows

	For the six months ended 31 December 2017 $	For the six months ended 31 December 2016 $

Cash paid during the period for interest	-	-
Cash paid during the period for income taxes	-	-

During the six months ended 31 December 2017, a former officer and a former director of the Company made contributions to capital for management fees in the amount of $Nil (2016 – $30,000) and for rent in the amount of $Nil (2016 – $1,800) (Note 7).

10. Income taxes

During the year ended 30 June 2016, the Company received an assessment for penalties of $50,000 from the Internal Revenue Service regarding failure to file certain supplementary forms for the tax years 2007 to 2011. During the year ended 30 June 2017, the penalties were reversed.

11. Subsequent Events

In January 2018, the Company received subscriptions of $1,325,226 toward private placements that occurred between August 2017 and October 2017 and toward an upcoming private placement (Note 6).

In January 2018, the Company advanced an additional $1,339,597 (RMB 8,435,750) loan to Qiao Garden, which is unsecured, bears interested at 8% per annum, and is due on 30 June 2018.

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

On November 9, 2017, the Company incorporated a wholly-owned subsidiary, Shanghai Hartford Health Management Ltd. in the People’s Republic of China.

Between July 1 and October 5, 2017, the company sold 32,610,000 shares of its common stock (the “Shares”) for $1,630,500. The Shares were sold by the officers and directors of the Company and no commissions were paid for such sales. All of the investors are residents of China and all offers and sales were conducted in China. The Shares were sold in a private placement pursuant to an exemption under the Securities Act of 1933, as amended (the “Act), in accordance with Regulation S of the Act. All stock certificates will be affixed with the appropriate Regulation S legend restricting sales and transfers.

Plan of Operations

The Company’s president is a CEO of a brand new hotel in Rosemead, California, and the Company is acting as its agent to procure business from Chinese tourists and business travelers. Under the Agreement with the Travel Agent, the Travel Agent has agreed to provide no less than 300 retirement vacation clients per year for a minimum hotel stay of 3,000 nights. The Agreement also provides for payment of a monthly service fee. The Agreement automatically renews on an annual basis unless otherwise terminated by either party in writing. However, the Company intends to enter into a more permanent agreement in September, 2018. From June 1 through July 31, 2017, the Company has received approximately $50,000 in revenues in connection with the Agreement. The Company is currently marketing its hotel travel service to other travel agencies in China and it is also seeking other hotels in Southern California to sign up for its services.

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

Results of Operations for the Six Months Ended December 31, 2017

The Company reported a net loss for the six months ended December 31, 2017 of $160,660 compared to a net loss of $4,242 for the six months ended December 31, 2016, which includes $50,000 reversal of income tax penalties.

Legal and accounting fees increased by $34,340 to $38,085 for the six months ended December 31, 2017 from $3,745 for the six months ended December 31, 2016. Consulting fees increased by $41,000 to $41,000 for the six months ended December 31, 2017 from $Nil for the six months ended December 31, 2016.

The overall increase in operating expenses for the six months ended December 31, 2017, when compared to the six months ended December 31, 2016, is a direct result of increased operating activities after the signing of the Agreement with the Travel Agent as discussed above.

Results of Operations for the Three Months Ended December 31, 2017

The Company reported a net loss for the three months ended December 31, 2017 of $60,049 compared to a net loss of $24,426 for the three months ended December 31, 2016.

Similar to the results for the six months ended December 31, 2017 as discussed above, the Company incurred additional operating expenses after signing of the Agreement with the Travel Agent and issuance of shares from various private placements. The largest increases are in consulting, legal and accounting.

Liquidity and Capital Resources

At December 31, 2017, the Company had cash on hand of $165,425 and liabilities of $28,113 consisting of accounts payable and accrued liabilities, which includes $5,000 due to an officer and a director of the Company, loan payable to the Company’s Chief Executive Officer of $307, and loan payable of $18,175 to the previous shareholder of the Company’s subsidiary.

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

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to December 31, 2017. At present, there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of December 31, 2017, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act")) are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Mr. Lianyue Song, our President and Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of December 31, 2017 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of December 31, 2017, Mr. Lianyue Song, our President and Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between August 4 and October 5, 2017, the Company sold, in a private placement, 32,610,000 shares of its common stock for an aggregate amount of $1,630,500. As of December 31, 2017, the Company has received $635,791 and has recorded as “Share subscriptions receivable” $994,709. All of the sales were made in China to Chinese nationals and no commissions were paid for the sale of such shares.

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

HARTFORD RETIREMENT NETWORK CORP.

February 20, 2018	BY:	/s/ Lianyue Song
Date		Lianyue Song, President and Chief Executive Officer

February 20, 2018	BY:	/s/ Jimmy Zhou
Date		Jimmy Zhou, Chief Financial Officer

