Form 10-Q/A
period 2017-12-31
HARTFORD RETIREMENT NETWORK CORP.
filed 2018-02-22
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 of Hartford Retirement Network Corp. (the “Company”) filed with the Securities and Exchange Commission on February 20, 2018 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6 – EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title

3(i)	Articles of Incorporation*
3(ii)	Bylaws *
31.a	Certificate of CEO as Required by Rule 13a-14(a)/15d-14***
31.b	Certificate of CFO as Required by Rule 13a-14(a)/15d-14***
32.a	Certificate of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code***
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Included in our original SB-2 Registration Statement filed on December 9, 2004.
** Included in our SB-2 Amended Registration Statement filed on October 19, 2005.

*** Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARTFORD RETIREMENT NETWORK CORP.

February 21, 2018	BY:	/s/ Lianyue Song
Date		Lianyue Song, President and Chief Executive Officer

February 21, 2018	BY:	/s/ Jimmy Zhou
Date		Jimmy Zhou, Chief Financial Officer