Form 10-Q
period 2018-03-31
HARTFORD RETIREMENT NETWORK CORP.
filed 2018-05-21
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 21, 2018, was 90,055,000.

HARTFORD RETIREMENT NETWORK CORP.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Hartford Retirement Network Corp.

Consolidated Interim Balance Sheets

(Expressed in U.S. Dollars)

	As at 31 March 2018 (Unaudited)	As at 30 June 2017
	$	$

Assets

Current
Cash	77,533	-
Amounts receivable (Note 8)	-	50,000
Prepaid expenses	6,567	100
Loans receivable (Note 3)	1,794,559	-
	1,878,659	50,100
Equipment	2,250	-

	1,880,909	50,100

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	4,697	15,887
Loan payable (Note 5)	1,071	-
	5,768	15,887

Stockholders’ equity
Capital stock (Note 6)
Authorized
200,000,000 common shares, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
31 March 2018 – 42,555,000 common shares
30 June 2017 – 9,945,000 common shares	42,555	9,945
Additional paid-in capital	2,684,145	1,086,255
Share subscriptions received in advance/receivable (Note 6)	369,740	-
Deficit	(1,221,299)	(1,061,987)
	1,875,141	34,213

	1,880,909	50,100

Nature and Continuance of Operations (Note 1), and Subsequent Events (Note 11)

On behalf of the Board:

/s/ Ziyun Xu	Director	/s/ Jimmy Zhou	Director

The accompanying notes are an integral part of these consolidated interim financial statements.

Hartford Retirement Network Corp.

Consolidated Interim Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended 31 March 2018	For the three months ended 31 March 2017	For the nine months ended 31 March 2018	For the nine months ended 31 March 2017
	$	$	$	$

Expenses
Bank charges and interest	395	65	639	267
Consulting	-	-	41,000	-
Depreciation	336	-	906	-
Filing and financing fees	-	2,521	1,665	9,670
Legal and accounting	19,090	5,427	57,175	9,172
Management fees (Note 7)	15,000	15,000	65,000	45,000
Mineral property exploration expenditure	-	1,867	-	3,741
Office and miscellaneous (recovery)	(10,268)	1,308	(8,874)	780
Regulatory fees	1,243	-	14,765	10,000
Rent (Note 7)	2,850	900	9,500	2,700
Transfer agent fees	555	-	4,705	-
Travel	1,532	-	4,912	-

Loss before other item	(30,733)	(27,088)	(191,393)	(81,330)

Other item
Interest income (Note 3)	32,081	-	32,081	-
Reversal of income tax penalties (Note 10)	-	-	-	50,000

Net income (loss) for the period	1,348	(27,088)	(159,312)	(31,330)

Basic and diluted income (loss) per common share	0.000	(0.003)	(0.004)	(0.003)

Weighted average number of common shares outstanding	42,550,000	9,925,000	36,718,358	9,925,000

The accompanying notes are an integral part of these consolidated interim financial statements.

Hartford Retirement Network Corp.

Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the nine months ended 31 March 2018	For the nine months ended 31 March 2017
	$	$

Cash flows from operating activities
Net loss	(159,312)	(31,330)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest income	(32,081)	-
Depreciation	906	-
Reversal of income tax penalties	-	(50,000)
Contributions to capital by related party – expenses	-	47,700
Changes in operating assets and liabilities
Decrease in amounts receivable	50,000	-
Increase in prepaid expenses	(6,467)	-
Increase in accounts payable and accrued liabilities	(11,190)	14,091

	(158,144)	(19,539)

Cash flows from investing activities
Purchase of equipment	(3,156)	-
Loans receivable	(1,762,478)	-

	(1,765,634)	-

Cash flows from financing activities
Issuance of common shares for cash	1,630,500	-
Share subscriptions received in advance	369,740	18,000
Loan from related parties	1,071	-

	2,001,311	18,000

Increase (decrease) in cash	77,533	(1,539)

Cash, beginning	-	2,649

Cash, ending	77,533	1,110

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these consolidated interim financial statements.

Hartford Retirement Network Corp.

Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Share subscriptions received in advance / receivable	Deficit	Total stockholders’ equity (deficiency)
		$	$	$	$	$

Balance at 30 June 2016	9,925,000	9,925	1,018,575	-	(1,091,451)	(62,951)
Contributions to capital by related party – expenses (Note 7)	-	-	47,700	-	-	47,700
Share subscriptions received in cash	-	-	-	18,000	-	18,000
Net loss	-	-	-	-	(31,330)	(31,330)

Balance at 31 March 2017	9,925,000	9,925	1,066,275	18,000	(1,122,781)	(28,581)
Common shares issued for cash	20,000	20	19,980	(18,000)	-	2,000
Net income	-	-	-	-	60,794	60,794

Balance at 30 June 2017	9,945,000	9,945	1,086,255	-	(1,061,987)	34,213
Common shares issued for cash (Note 6)	32,610,000	32,610	1,597,890	-	-	1,630,500
Subscriptions received	-	-	-	369,740	-	369,740
Net loss	-	-	-	-	(159,312)	(159,312)

Balance at 31 March 2018	42,555,000	42,555	2,684,145	369,740	(1,221,299)	1,875,141

The accompanying notes are an integral part of these consolidated interim financial statements.

Hartford Retirement Network Corp.

Notes to the Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2018

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

These consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company was in the business of acquiring and exploring mineral properties. In May 2017, the Company shifted its focus to senior housing and retirement services and products. The Company is devoting all of its present efforts in establishing a new business.

These consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 30 June 2017 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended 30 June 2017 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended 31 March 2018, are not necessarily indicative of the results that may be expected for the year ending 30 June 2018.

The Company’s consolidated interim financial statements as at 31 March 2018 and for the nine months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $159,312 for the nine months ended 31 March 2018 and has a working capital of $1,872,891 at 31 March 2018.

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

At 31 March 2018, the Company had an accumulated deficit of $1,221,299 and cash of $77,533. Although management is currently attempting to implement its new business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hartford Retirement Network Corp.

Notes to the Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2018

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

During the nine months ended 31 March 2018, the Company loaned $1,794,559 (RMB 11,077,800) to Shanghai Qiao Garden Group. The loan is unsecured, bears interest at 8% per annum and due on 30 June 2018. During the nine months ended 31 March 2018, the Company accrued interest income of $32,081 (2017 - $Nil) (Note 11).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities was $140 (30 June 2017 - $3,034) owing to a director of the Company (Note 7).

Hartford Retirement Network Corp.

Notes to the Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2018

5.	Loan Payable

During the nine months ended 31 March 2018, the Company received $411 (RMB 2,000) from the Company’s Chief Executive Officer (Note 7). The loan is unsecured, non-interest bearing and due on demand.

During the nine months ended 31 March 2018, the Company received $660 (RMB 3,213) from third parties. The loan is unsecured, non-interest bearing and due on demand.

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

Issued and outstanding

At 31 March 2018, the total issued and outstanding capital stock is 42,555,000 common shares with a par value of $0.001 per common share (30 June 2017 – 9,945,000).

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

As at 31 March 2018, the Company received $886,540 out of $1,630,500 related to the private placements from April 2017 to October 2017. As a result, the Company has subscriptions receivable of $743,960 as at 31 March 2018.

As at 31 March 2018, the Company received subscriptions of $1,113,700 in advance related to the private placement that completed on April 7, 2018 (Note 11).

Hartford Retirement Network Corp.

Notes to the Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2018

7.	Related Party Transactions

During the nine months ended 31 March 2018, a former officer and a former director of the Company made contributions to capital for management fees in the amount of $Nil (2017 – $45,000) and for rent in the amount of $Nil (2017 – $2,700) (Note 9).

During the nine months ended 31 March 2018, the Company paid management fees of $65,000 (2017 - $Nil) to the Company’s Chief Financial Officer.

During the nine months ended 31 March 2018, the Company received $411 (RMB 2,000) from the Company’s Chief Executive Officer (Note 5). The loan is unsecured, non-interest bearing and due on demand.

Included in accounts payable and accrued liabilities was $140 (30 June 2017 - $3,034) owing to a director of the Company. The amount is non-interest bearing, unsecured and due on demand (Note 4).

8.	Service Agreement

On 25 August 2017, the Company entered into a Retirement Vacation Services Agreement (the “Service Agreement”) with Shanghai Qiao Garden International Travel Agency (“Shanghai Travel”), whereby the Company is to provide favorable pricing on hotel rooms in California, USA from 15 May 2017 to 31 May 2018. The agreement can be renewed automatically on an annual basis. Shanghai Travel will provide at least 300 retirement vacation clients annually, for a minimum total hotel stay of 3,000 nights. The Company will be charging Shanghai Travel $80 per client per hotel stay and $2,000 monthly management fees. At 31 March 2018, the Company did not record any receivables related to the monthly management fee as there was uncertainty as to whether the amount would be collectible (30 June 2017 - $50,000).

9.	Supplemental Disclosures with Respect to Cash Flows

	For the nine months ended 31 March 2018 $	For the nine months ended 31 March 2017 $

Cash paid during the period for interest	-	-
Cash paid during the period for income taxes	-	-

During the nine months ended 31 March 2018, a former officer and a former director of the Company made contributions to capital for management fees in the amount of $Nil (2017 – $45,000) and for rent in the amount of $Nil (2017 – $2,700) (Note 7).

10.	Income taxes

During the year ended 30 June 2016, the Company received an assessment for penalties of $50,000 from the Internal Revenue Service regarding failure to file certain supplementary forms for the tax years 2007 to 2011. During the year ended 30 June 2017, the penalties were reversed.

Hartford Retirement Network Corp.

Notes to the Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2018

11.	Subsequent Events

On April 2, 2018, the Company entered into an Asset Purchase Agreement whereby the Company will purchase land, buildings, right to use, construction use rights and other property rights located in Shanghai from Shanghai Qiao Garden Group for a purchase price of RMB 233,000,000. The Company has agreed to pay the purchase price in instalments over the next 20 months as follows:

a.	RMB 7,000,000 before April 9, 2018 (paid);
b.	RMB 43,000,000 before April 10, 2018 (paid);
c.	RMB 20,000,000 before May 10, 2018;
d.	RMB 20,000,000 before July 31, 2018;
e.	RMB 35,000,000 before October 30, 2018;
f.	RMB 35,000,000 before December 30, 2018;
g.	RMB 30,000,000 before April 30, 2019;
h.	RMB 22,000,000 before August 31, 2019; and
i.	RMB 21,000,000 before December 31, 2019.

On April 7, 2018, the Company completed a private placement of 47,500,000 common shares for total proceeds of $7,124,109 (Note 6).

In April 2018, the Company received $1,600,216 (CNY 10,081,500) toward repayment of the loans receivable from Shanghai Qiao Garden Group (Note 3).

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

On November 9, 2017, the Company incorporate a wholly-owned subsidiary, Shanghai Hartford Health Management Ltd. in the People’s Republic of China.

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

Results of Operations for the Nine Months Ended March 31, 2018

The Company reported a net loss for the nine months ended March 31, 2018 of $159,312 compared to a net loss of $31,330 for the nine months ended March 31, 2017, which includes $50,000 reversal of income tax penalties.

The Company recorded an interest income of $32,081, of which $32,081 relates to the 8% loan to Shanghai Qiao Garden Group. The loan is due on 30 June 2018.

Legal and accounting fees increased by $48,003 to $57,175 for the nine months ended March 31, 2018 from $9,172 for the nine months ended March 31, 2017. Consulting fees increased by $41,000 to $41,000 for the nine months ended March 31, 2018 from $Nil for the nine months ended March 31, 2017.

The overall increase in operating expenses for the nine months ended March 31, 2018, when compared to the nine months ended March 31, 2017, is a direct result of increased operating activities after the signing of the Agreement with the Travel Agent as discussed above.

Results of Operations for the Three Months Ended March 31, 2017

The Company reported a net income for the three months ended March 31, 2018 of $1,348 compared to a net loss of $27,088 for the three months ended March 31, 2017.

Similar to the results for the nine months ended March 31, 2018 as discussed above, the Company incurred additional operating expenses after signing of the Agreement with the Travel Agent and issuance of shares from various private placements. The largest increases are in consulting, legal and accounting.

Liquidity and Capital Resources

At March 31, 2018, the Company had cash on hand of $77,533 and liabilities of $5,768 consisting of accounts payable and accrued liabilities, which includes $140 due to an officer and a director of the Company, and loan payable to the Company’s Chief Executive Officer of $411.

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

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to March 31, 2018. At present, there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of March 31, 2018, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Mr. Ziyun Xu, our President and Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2018 and believe they are effective.

Based upon their evaluation of our controls, Mr. Ziyun Xu, our President and Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer, has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of March 31, 2018, Mr. Ziyun Xu, our President and Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

HARTFORD RETIREMENT NETWORK CORP.

May 21, 2018	BY:	/s/ Ziyun Xu
Date		Ziyun Xu, President and Chief Executive Officer

May 21, 2018	BY:	/s/ Jimmy Zhou
Date		Jimmy Zhou, Chief Financial Officer

