Form 10-K
period 2018-06-30
HQDA ELDERLY LIFE NETWORK CORP.
filed 2018-10-15
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2018.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 333-119823

HQDA ELDERLY LIFE NETWORK CORP.

(Name of small business issuer in its charter)

Nevada	98-1225287
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8780 Valley Blvd., Suite J

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

$31,541,250 as at October 10, 2018

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

137,128,013 as at October 10, 2018

Transitional Small Business Disclosure Format (Check One): Yes [X] No [  ]

FORWARD-LOOKING STATEMENTS

Statements made in this annual report on Form 10-K and the exhibits attached hereto that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1993 (the “Act”) and section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements by subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgments as to what may occur in the future; however, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

●	our failure to obtain additional financing;
●	our inability to continue as a going concern;
●	the unique difficulties and uncertainties inherent in the business;
●	our President’s and Secretary/Treasurer’s inability to devote a significant amount of time to our business operations;
●	local and multi-national economic and political conditions; and
●	our common stock.

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

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

Business Development

HQDA Elderly Life Network Corp. (formerly Hartford Retirement Network Corp.) (“HQDA” or the “Company”) was incorporated in the State of Nevada on January 21, 2004. Our principal offices are located at Suite J, 8780 Valley Blvd., Rosemead, California 91770. Our telephone number is (626) 703-4228.

The Company has not had any bankruptcy, receivership or similar proceeding since incorporation.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Please note that throughout this Annual Report, and unless otherwise noted, the words “we”, “our”, “us”, the “Company” or “HQDA”, refer to HQDA Elderly Life Network Corp.

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

On May 11, 2017, the Company entered into a Memorandum of Understanding for Senior Holiday Service Cooperation with Shanghai Qiao Garden International Travel Agency (“Travel Agent”), superseded by a Retirement Vacation Services Agreement executed by the parties on August 25, 2017 (collectively referred to as the “Agreement”). The Company is engaged in the business of providing hotel rooms at favorable rates to travelers to Los Angeles from China. The Company’s president is a principal owner and CEO of a brand-new hotel in Rosemead, California, and the Company is acting as its agent to procure business from Chinese tourists and business travelers. Under the Agreement with the Travel Agent, the Travel Agent has agreed to provide no less than 300 retirement vacation clients per year for a minimum hotel stay of 3,000 nights. The Agreement also provides for payment of a monthly service fee. The Agreement automatically renews on an annual basis unless otherwise terminated by either party in writing. This Agreement was terminated by the Company as of June 30, 2018 because of lack of any revenues relating to the Agreement.

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

The Senior Living Industry

On August 31, 2018, the Company’s wholly-owned subsidiary entered into an agreement with Shanghai Qiao Hong Real Estate, Ltd. (“SQHR”) to manage an apartment building owned by SQHR located in Pudong New Area District Shanghai, China. The apartment building has 130 one-bedroom apartments and caters to mostly men and women over the age of 50.

The Company intends to enter the business of owning, leasing and/or operating senior living residences that will provide seniors with supportive, home life setting with care and services, including activities of daily living, life enrichment and health and wellness.

The senior living industry encompasses a broad spectrum of senior living service and care options, which include independent living, assisted living and skilled nursing care. We intend to concentrate on the independent living services.

●	Independent living is designed to meet the needs of seniors who choose to live in an environment surrounded by their peers where they receive services such as housekeeping, meals and activities, but are not reliant on assistance with activities of daily living (for example, bathing, eating and dressing), although we may offer these services through contracts with third parties.

The Company’s operating philosophy is to provide services and care which meet the individual needs of its residents, and to enhance their physical and mental well-being, thereby allowing them to live longer and to “age in place.” These facilities will offer, on a 24-hour basis, personal, supportive and home health care services appropriate for their residents in a home-like setting, which allow residents to maintain their independence and quality of life. We predict that the average of the residents at the Company’s facilities will be between 55 and 70.

The Company’s primary focus will be in China, where is intends to grow and become a leader in assisted living facilities. The Company also will seek to develop or acquire facilities in other Southeast Asian countries. The Company believes that by concentrating or “clustering” its facilities in target areas with desirable demographics, it can increase the efficiency of its management resources and achieve broad economies of scale.

The long-term care industry encompasses a wide continuum of services and residential arrangements for elderly senior citizens. Skilled nursing facilities provide the highest level of care and are designed for elderly senior citizens who need chronic nursing and medical attention and are not able to live on their own. Further, skilled nursing facilities tend to be one of the most expensive alternatives while providing elderly senior citizens with limited independence and a diminished quality of life. On the other end of the continuum is home-based care, which typically is provided in an individual’s private residence. While this alternative allows the elderly individual to “age in place” in his or her home and, in certain instances, can provide most of the services available at a skilled nursing facility, it does not foster any sense of community or the ability to participate in group activities.

Assisted living facilities generally are designed to fill the gap in the middle of this continuum. Assisted living facilities have been described by the Assisted Living Federation of America (“ALFA”) as providing a special combination of housing and personal, supportive and home health care services designed to respond to the individual needs of those who need, or desire help with their activities of daily living, including personal care and household management. Services in an assisted living facility are generally available 24 hours a day to meet the scheduled and unscheduled needs of residents, thereby promoting maximum dignity and independence.

The assisted living industry is highly fragmented. However, the Company believes that substantial industry consolidation is underway. At present, the industry is characterized by participants who operate only a limited number of facilities and who frequently can offer only basic assistance with a limited number of activities of daily living. The Company intends to be characterized by the following: (i) the ability to offer premium accommodations and a comprehensive bundle of standard services for a single inclusive monthly fee; (ii) sophisticated, professional management structures and highly trained employees; (iii) a cost-efficient, user-specific prototype facility; and (iv) experience in providing home health care services.

The Company’s facilities will provide services and care which are designed to meet the individual needs of its residents, enhance their physical and mental well-being and promote a supportive, independent and home-like setting. Most of the Company’s facilities will be primarily designed as premium facilities at which residents receive a comprehensive, bundled package of standard services for a single monthly fee.

The Company will strive to combine in its facilities the best aspects of independent living with the protection and safety of assisted living, with trained staff members who provide 24-hour care and monitoring of every resident. The assisted living facilities will be designed and decorated to have a home-like atmosphere. Residents will be encouraged to furnish their rooms with personal items they have collected during their lifetime.

Our assisted living facilities differ from skilled nursing facilities in that our assisted living facilities will not provide the more extensive, and costly, nursing and medical care found in nursing homes. Assisted living facilities differ from continuing care retirement communities in that, among other things, residents of assisted living facilities are not obligated to purchase frequently expensive lifetime contracts for residential living and care.

The long-term care industry is highly competitive, and the Company expects that the assisted living business in particular will become more competitive in the future. The Company will compete with numerous other companies providing similar long-term care alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent facilities. Nursing facilities that provide long-term care services are also a potential source of competition for the Company. Providers of assisted living communities compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the facilities, services offered, family preferences, physical referrals, and locations. Almost all of the Company’s competitors will be significantly larger than the Company and have, or may obtain, greater financial resources than those currently available to the Company.

ITEM 1A. RISK FACTORS

Not required because we are a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable because we are a smaller reporting company.

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

ITEM 1A. RISK FACTORS

Not required because we are a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable because we are a smaller reporting company.

ITEM 2 – DESCRIPTION OF PROPERTY

Corporate Headquarters, California, USA

Our corporate headquarters are located at 8780 Valley Blvd., Suite J, Rosemead, California 91770. Our current premises are adequate for our existing operations.

Real Estate Investments

On April 2, 2018, the Company entered into an Asset Purchase Agreement whereby the Company will purchase land, buildings, right to use, construction use rights and other property rights located in Shanghai from Shanghai Qiao Garden Group for a purchase price of RMB 233,000,000. The Company has agreed to pay the purchase price in instalments over the next 20 months as follows:

a.	RMB 7,000,000 before April 9, 2018 (paid);
b.	RMB 43,000,000 before April 10, 2018 (paid);
c.	RMB 20,000,000 before May 10, 2018 (paid);
d.	RMB 20,000,000 before July 31, 2018(paid);
e.	RMB 35,000,000 before 30 October 2018 (RMB 25,682,000 was paid during the year ended 30 June 2018 and RMB 9,318,000 was paid subsequent to 30 June 2018);
f.	RMB 35,000,000 before 30 December 2018 (RMB 25,682,000 was paid subsequent to 30 June 2018);
g.	RMB 30,000,000 before April 30, 2019;
h.	RMB 22,000,000 before August 31, 2019; and
i.	RMB 21,000,000 before December 31, 2019.

ITEM 3 – LEGAL PROCEEDINGS

HQDA is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock, par value, $0.001 per share (“Common Stock”) began trading on the Over the Counter NASDAQ Electronic Bulletin Board (“OTC:BB”) under the symbol “DYGO” beginning in September 2014. The symbol was changed to “HFRN” in August 2017, when the company changed its name to Hartford Retirement Network Corp. and subsequently changed again to its current symbol of “HQDA” when it changed its name to HQDA Elderly Life Network Corp. Since that time there has been only limited trading. The following table sets forth, for the period indicated, the range of high and low closing “Bid” prices reported by the OTC. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2016	High Bid	Low Bid

Quarter Ended September 30, 2015	$.75	$.75
Quarter Ended December 31, 2015	$.75	$.75
Quarter Ended March 31, 2016	$.75	$.75
Quarter Ended June 30, 2016	$.75	$.75

Fiscal Year Ending June 30, 2017

Quarter Ended September 30, 2016	$1.00	$.51
Quarter Ended December 31, 2016	$1.00	$.51
Quarter Ended March 31, 2017	$.25	$.25
Quarter Ended June 30, 2017	$1.50	$.25

Fiscal Year Ending June 30, 2018

Quarter Ended September 30, 2017	$2.00	$1.20
Quarter Ended December 31, 2017	$1.50	$1.50
Quarter Ended March 31, 2018	$1.90	$0.75
Quarter Ended June 30, 2018	$2.75	$2.75

Fiscal Year Ending June 30, 2019

Quarter Ended September 30, 2018	$2.75	$1.95
October 1 thru October 14, 2018	$1.95	1.95

On 26 June 2017, the Company increased the authorized shares of common stock of the Company from 75,000,000 shares to 200,000,000 shares and authorized the issuance of up to 10,000,000 shares of preferred stock, with such rights, preferences and limitations as may be set from time to time by resolution of the Board of Directors.

Holders of Common Stock

As of October.10, 2018 we had 154 stockholders of record holding 137,128,013 shares of common stock.

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

Recent Sales of Unregistered Securities

Between July 1 and August 28, 2017, the Company sold 27,610,000 shares of its common stock (the “Shares”) to 48 Chinese investors for $1,380,500.

On August 4, 2017, the Company completed a private placement of 5,750,000 common shares for total proceeds of $287,500.

On August 8, 2017, the Company completed a private placement of 19,910,000 common shares for total proceeds of $995,500

On September 8, 2017, the Company completed a private placement of 1,950,000 common shares for total proceeds of $97,500.

On October 5, 2017, the Company completed a private placement of 5,000,000 common shares for total proceeds of $250,000.

As at March 31, 2018, the Company received $886,540 out of $1,630,500 related to the private placements from April 2017 to October 2017. As a result, the Company has subscriptions receivable of $743,960 as at 31 March 2018.

As at March 31, 2018, the Company received subscriptions of $1,113,700 in advance related to the private placement that completed on April 7, 2018

On April 7, 2018, the Company completed a private placement of 47,500,000 common shares for total proceeds of $7,124,109

On July 12, 2018 the Company sold 10,903,933 shares of its common stock to 37 Chinese investors for total proceeds of $8,737,189.

On August 15, 2018, the Company sold 4,567,213 shares of its common stock to 16 Chinese investors for total proceeds of $3,676,429.

On September 4, 2018, the Company completed the sale transaction from April 2018 and issued 41,731,867 shares of its common stock to HQDA International Investment Holdings Ltd. (“HQDA International”) for total proceeds of $6,259,735. Ms. Xu, the Company’s CEO and a director, is a principal owner and officer and d director of HQDA International.

The Shares were sold by the officers and directors of the Company and no commissions were paid for such sales. All of the investors are residents of China and all offers, and sales were conducted in China. The Shares were sold in a private placement pursuant to an exemption under the Securities Act of 1933, as amended (the “Act), in accordance with Regulation S of the Act. All stock certificates will be affixed with the appropriate Regulation S legend restricting sales and transfers.

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

INCOME STATEMENT DATA	Year Ended 30 June 2018		Year Ended 30 June 2017	Year Ended 30 June 2016
Revenue	$	Nil	$50,000	$	Nil
Operating Expenses		$(470,483)	$(41,860)		$(148,178)
Net Income (Loss)		$(467,482)	$29,464		$(148,178)
Net Income (Loss) Per Share		$(0.010)	$0.003		$(0.015)
Weighted Average Number of Common Shares Outstanding (basic and diluted)		49,008,178	9,928,890		9,909,959

BALANCE SHEET DATA	As at 30 June 2018	As at 30 June 2017
Working Capital	$7,769,148	$34,213
Total Assets	$27,995,834	$50,100
Accumulated Deficit	$(1,529,469)	$(1,061,987)
Shareholders’ Equity	$26,004,463	$34,213

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

Plan of Operations

On May 11, 2017, the Company entered into a Memorandum of Understanding for Senior Holiday Service Cooperation with Shanghai Qiao Garden International Travel Agency (“Travel Agent”), superseded by a Retirement Vacation Services Agreement executed by the parties on August 25, 2017 (collectively referred to as the” Agreement”). Under the Agreement with the Travel Agent, the Travel Agent has agreed to provide no less than 300 retirement vacation clients per year for a minimum hotel stay of 3,000 nights. The Agreement also provides for payment of a monthly service fee. The Agreement automatically renews on an annual basis unless otherwise terminated by either party in writing. However, the Company intends to enter into a more permanent agreement in September 2018. From June 1 through June 30, 2018, the Company has received approximately $Nil in revenues in connection with the Agreement. The Company is currently marketing its hotel travel service to other travel agencies in China and it is also seeking other hotels in Southern California to sign up for its services.

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

Limited Operating History; Need for Additional Capital

In the notes to the Company’s audited consolidated financial statements as of June 30, 2018, included elsewhere in this Form 10-K, the Company’s auditors included an explanatory paragraph stating that, because the Company incurred accumulated losses of $1,529,469 for the period from January 21, 2004 (inception) to June 30, 2018, there was substantial doubt about its ability to continue as a going concern.

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company shifted its focus to senior housing and retirement services and products in May 2017. The Company cannot guarantee it will be successful in its business operations. The Company’s business is subject to risks inherent in the establishment of a new resource exploration company, including limited capital resources, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. To become profitable the Company will attempt to implement its plan of operation as detailed above.

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

Results of Operations for the Year Ending June 30, 2018

The Company’s net loss for the year ended June 30, 2018 was $467,482 compared to a net income of $29,464 for the year ended June 30, 2017. Pursuant to the Agreement with the Travel Agent in May 2017, the Company recorded a revenue of $50,000 for the year ended June 30, 2017. The $50,000 was received in July 2017.

Contributing to the period over period differences were bank charges and interest of $1,054 (2017 - $276), consulting fees of $57,000 (2017 - $Nil), filing and financing fees of $1,665 (2017 - $12,325), legal and accounting fees of $74,333 (2017 - $15,934), management fees of $75,000 (2017 - $45,000), rent of $12,350 (2017 - $2,700), regulatory fees of $22,842 (2017 - $12,258), travel expenses of $13,046 (2017 - $426), and foreign exchange loss of $199,135 (2017 – gain of $1,050). Also, during the year ended June 30, 2017, the Company recognized a reversal of income tax penalties of $50,000 and wrote-off $21,324 in accounts payable mostly due to the former officer and a former director. If not for these non-recurring items, the Company would have reported a loss of $41,860 from the operations.

Liquidity and Capital Resources

At June 30, 2018, we had cash on hand of $9,701,075 (2017 - $Nil) and liabilities of $1,991,371 (2017 - $15,887) consisting of accounts payable and accrued liabilities and share subscription fund to be returned. In 2016, the Company received an assessment for penalties from the Internal Revenue Service (“IRS”) regarding failure to file certain supplementary forms for the tax years 2007 to 2011. In 2017, these penalties were reversed by the IRS.

We will require additional funding in order to cover all anticipated administration costs and to proceed with the Retirement Vacation Services Agreement executed on August 25, 2017 and the Asset Purchase Agreement executed on April 2, 2018 and to seek out additional travel agents for similar contracts. The Company also intends to provide management services to retirement homes, commercial properties and apartment buildings in China, which will result in higher administrative costs in the future.

Capital Expenditures

On April 2, 2018, the Company entered into an Asset Purchase Agreement ( the “APA”) whereby the Company will purchase land, buildings, and right to use, construction use rights and other property rights located in Shanghai from Shanghai Qiao Garden. Properties are split into two groups:

●	Property A: land use rights and adhesive substance use rights, right to own, and right to operate of the land located in Shanghai Pudong New Area Zhangjiang Ziwei Rd No. 372 and No. 376. Assets are owned by Shanghai Qiao Garden Real Estate Group, a subsidiary 100% owned by Shanghai Qiao Garden;
●	Property B: land use right, adhesive substance under construction use rights, right to own, and right to operate of the land located in Shanghai Chongming District San Shuang Gong Lu No. 4797. Assets are owned by Shanghai Qiao Garden Information Technology, Ltd. (“Transferor”), a subsidiary 100% owned by Shanghai Qiao Garden.

The Company has agreed to pay the purchase price totaling of $36,991,173 (RMB 233,000,000) in instalments over the next 20 months as follows:

a.	RMB 7,000,000 before April 9, 2018 (paid);
b.	RMB 43,000,000 before April 10, 2018 (paid);
c.	RMB 20,000,000 before May 10, 2018 (paid);
d.	RMB 20,000,000 before July 31, 2018 (paid);
e.	RMB 35,000,000 before October 30, 2018 (RMB 25,682,000 was paid during the year ended June 30, 2018 and RMB 9,318,000 was paid subsequent to June 30, 2018);
f.	RMB 35,000,000 before December 30, 2018 (RMB 25,682,000 was paid subsequent to June 30, 2018);
g.	RMB 30,000,000 before April 30, 2019;
h.	RMB 22,000,000 before August 31, 2019; and
i.	RMB 21,000,000 before December 31, 2019.

As at June 30, 2018, the Company has paid $18,233,403 (RMB 115,682,000) as deposits. Subsequent to the year-end, the Company has paid $5,131,000 (RMB 35,000,000).

On September 1, 2018, the Company has obtained the full management and operation rights of the hotel property and all other assets of Property A.

On August 8, 2018, the Company has entered into a share purchase agreement to acquire Property B by acquiring 100% outstanding shares of the Transferor for $731,968 (RMB 5,000,000). The total proceeds has been included in the deposits paid by the Company and shares will be transferred when all current and potential liabilities are settled by the Transferor.

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

Property and equipment

Property, plant and equipment is stated at cost less accumulated depreciation and accumulated impairment losses. The cost of an item of property, plant and equipment consists of the purchase price, any costs directly attributable to bringing the asset to the location and condition necessary for its intended use and an initial estimate of the costs of dismantling and removing the item.

Depreciation is provided at rates calculated to write off the cost of property, plant and equipment, less their estimated residual value, using the straight-line method over the following expected useful lives:

●	Computer equipment 2 years
●	Furniture 5 years

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2018, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840 “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2018. Early adoption by public entities is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited. The Company does not anticipate this amendment to have a significant impact on the consolidated financial statements.

In April 2016, the FASB issued ASU 2016 – 10 “Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance is effective for reporting periods beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. The Company does not anticipate this amendment to have a significant impact on the consolidated financial statements.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The limited operations of the Company were conducted primarily in China and are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

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

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of HQDA Elderly Life Network Corp. (Formerly Hartford Retirement Network Corp.).

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HQDA Elderly Life Network Corp. (the “Company”) as of 30 June 2018 and 2017, the related consolidated statements of operations and deficit, cash flows and changes in stockholders’ equity for the years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of 30 June 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues in the fiscal year ended June 30, 2018, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2014

Vancouver, Canada

October 12, 2018

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

		As at 30 June 2018	As at 30 June 2017
	Note	$	$

Assets
Current
Cash		9,701,075	-
Accounts receivable	8	-	50,000
Loan receivable	3	52,877
Prepaid expenses		6,567	100
		9,760,519	50,100
Non-current
Deposits	4	18,233,403	-
Equipment	5	1,912	-
		18,235,315	-

		27,995,834	50,100

Liabilities
Current
Accounts payable and accrued liabilities	7	8,460	15,887
Share subscription funds to be returned	6	1,982,911	-

		1,991,371	15,887

Shareholders’ equity
Capital stock	6
Authorized:
200,000,000 common shares, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding:
30 June 2018 – 79,925,000 common shares
30 June 2017 – 9,945,000 common shares		79,925	9,945
Additional paid-in capital	6	9,264,384	1,086,255
Share subscriptions received in advance	6	18,189,623	-
Deficit		(1,529,469)	(1,061,987)

		26,004,463	34,213

		27,995,834	50,100

Nature and Continuance of Operations (Note 1), Subsequent Events (Note 13) and Commitments (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Operations and Deficit

(Expressed in U.S. Dollars)

	Note	For the year ended 30 June 2018 $	For the year ended 30 June 2017 $	For the year ended 30 June 2016 $

Revenues	8	-	50,000	-

Expenses
Bank charges and interest		1,054	276	342
Consulting fees	7	57,000	-	1,568
Depreciation	5	1,245	-	-
Filing and financing fees		1,665	12,325	9,644
Foreign exchange (gain) loss		199,135	(1,050)	211
Income tax penalties	9	-	-	50,000
Legal and accounting		74,333	15,934	15,092
Management fees	7	75,000	45,000	60,000
Mineral property exploration expenditure		-	3,741	-
Office and miscellaneous		8,108	250	221
Regulatory fees		22,842	12,258	7,500
Rent	7	12,350	2,700	3,600
Transfer agent fees		4,705	-	-
Travel		13,046	426	-
		(470,483)	(91,860)	(148,178)

Net loss before other items		(470,483)	(41,860)	(148,178)

Other items
Interest income	3	3,001	-	-
Reversal of income tax penalties	9	-	50,000	-
Write-off of accounts payable		-	21,324	-

Net income (loss) for the year		(467,482)	29,464	(148,178)

Basic and diluted loss per common share		(0.010)	0.003	(0.015)

Weighted average number of common shares outstanding		49,008,178	9,928,890	9,909,959

The accompanying notes are an integral part of these consolidated financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the year ended 30 June 2018 $	For the year ended 30 June 2017 $	For the year ended 30 June 2016 $

Cash flows used in operating activities
Net income (loss) for the year	(467,482)	29,464	(148,178)
Non-cash items
Contributions to capital by related party – expenses	-	47,700	63,600
Depreciation	1,245	-	-
Reversal of income tax penalties	-	(50,000)	-
Write-off of accounts payable	-	(21,324)	-
Changes in operating assets and liabilities
Accounts receivable	50,000	(50,000)	-
Prepaid expenses	(6,467)	(100)	-
Loans receivable	(52,877)	-	-
Accounts payable and accrued liabilities	(7,427)	21,611	6,855
Taxes payable	-	-	50,000

	(483,008)	(22,649)	(27,723)

Cash flows used in investing activities
Deposits paid for asset purchases	(18,233,403)	-	-
Purchase of property and equipment	(3,157)

	(18,236,560)	-	-

Cash flows from financing activities
Issuance of common shares for cash	8,248,109	20,000	30,000
Share subscriptions received in advance	18,189,623	-	-
Share subscription funds to be returned	1,982,911	-	-

	28,420,643	20,000	30,000

Increase (decrease) in cash	9,701,075	(2,649)	2,277

Cash, beginning of year	-	2,649	372

Cash, end of year	9,701,075	-	2,649

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Changes in Stockholders’ Deficiency

(Expressed in U.S. Dollars)

	Notes	Number of shares issued	Capital stock $	Additional paid-in capital $	Share subscriptions received in advance $	Deficit, accumulated $	Total stockholders’ equity $

Balance at 30 June 2015		9,895,000	9,895	925,005	-	(943,273)	(8,373)
Contributions to capital by related party	7,10	-	-	63,600	-	-	63,600
Common shares issued for cash	6	30,000	30	29,970	-	-	30,000
Net loss for the year		-	-	-	-	(148,178)	(148,178)

Balance at 30 June 2016		9,925,000	9,925	1,018,575	-	(1,091,451)	(62,951)
Contributions to capital by related party	7,10	-	-	47,700	-	-	47,700
Common shares issued for cash	6	20,000	20	19,980	-	-	20,000
Net income for the year		-	-	-	-	29,464	29,464

Balance at 30 June 2017		9,945,000	9,945	1,086,255	-	(1,061,987)	34,213
Common shares issued for cash	6	69,980,000	69,980	8,178,129	-	-	8,248,109
Share subscriptions received	6	-	-	-	18,189,623	-	18,189,623
Net loss for the year		-	-	-	-	(467,482)	(467,482)

Balance at 30 June 2018		79,925,000	79,925	9,264,384	18,189,623	(1,529,469)	26,004,463

The accompanying notes are an integral part of these consolidated financial statements

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2018

1.	NATURE AND CONTINUANCE OF OPERATIONS

HQDA Elderly Life Network Corp. (formerly Hartford Retirement Network Corp.) (the “Company”) was incorporated under the laws of the State of Nevada on 21 January 2004.

Effective 26 June 2017, the Company increased its authorized shares of common stock, par value $0.001 per share from 75,000,000 to 200,000,000 and authorized 10,000,000 preferred stock, par value $0.001 per share, with such rights, preferences and limitations as may be set from time to time by resolution of the Board of Directors (Note 6).

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

The Company’s consolidated financial statements as at 30 June 2018 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $467,482 for the year ended 30 June 2018 (30 June 2017 – income of $29,464, 30 June 2016 – loss of $148,178) and has a working capital of $7,769,148 at 30 June 2018 (30 June 2017 –$34,213).

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

At 30 June 2018, the Company had an accumulated deficit of $1,529,469 and cash of $9,701,075. Although management is currently attempting to implement its new business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2018

2.	SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in U.S. dollars. The Company’s fiscal year end is 30 June.

Principles of consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Shanghai Hartford Health Management Ltd., a company incorporated in the People’s Republic of China from 9 November 2017, and Dynamic Grand Holdings Ltd., a company incorporated in Alberta, Canada from the date of incorporation on November 21, 2007 to the date of it being dissolved on 27 April 2017. All inter-company balances have been eliminated upon consolidation.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses. The cost of an item of property and equipment consists of the purchase price, any costs directly attributable to bringing the asset to the location and condition necessary for its intended use and an initial estimate of the costs of dismantling and removing the item.

Depreciation is provided at rates calculated to write off the cost of property and equipment, less their estimated residual value, using the straight-line method over the following expected useful lives:

●	Computer equipment: 2 years
●	Furniture: 5 years

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2018

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2018

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840 “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after 15 December 2018. Early adoption by public entities is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited. The Company does not anticipate this amendment to have a significant impact on the consolidated financial statements.

In April 2016, the FASB issued ASU 2016 – 10 “Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance is effective for reporting periods beginning after 15 December 2017. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after 15 December 2019. The Company does not anticipate this amendment to have a significant impact on the consolidated financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2018

3.	LOANS RECEIVABLE

During the year ended 30 June 2018, the Company loaned $1,576,921 (RMB 10,437,800) to Shanghai Qiao Garden Group (“Shanghai Qiao Garden”). The loan was unsecured, bears interest at 8% per annum and due on demand. During the year ended 30 June 2018, the Company received $1,524,044 (RMB 10,087,000).

During the year ended 30 June 2018, the Company waived $51,299, the full amount of accrued interest as the Company demanded the payment prematurely (2017 - $Nil).

4.	ASSET PURCHASE AGREEMENT

On 2 April 2018, the Company entered into an Asset Purchase Agreement ( the “APA”) whereby the Company will purchase land, buildings, and right to use, construction use rights and other property rights located in Shanghai from Shanghai Qiao Garden. Properties are split into two groups:

●	Property A: land use rights and adhesive substance use rights, right to own, and right to operate of the land located in Shanghai Pudong New Area Zhangjiang Ziwei Rd No. 372 and No. 376. Assets are owned by Shanghai Qiao Garden Real Estate Group, a subsidiary 100% owned by Shanghai Qiao Garden;
●	Property B: land use right, adhesive substance under construction use rights, right to own, and right to operate of the land located in Shanghai Chongming District San Shuang Gong Lu No. 4797. Assets are owned by Shanghai Qiao Garden Information Technology, Ltd. (“Transferor”), a subsidiary 100% owned by Shanghai Qiao Garden.

The Company has agreed to pay the purchase price totaling of $36,991,173 (RMB 233,000,000) in instalments over the next 20 months as follows:

a.	RMB 7,000,000 before 9 April 2018 (paid);
b.	RMB 43,000,000 before 10 April 2018 (paid);
c.	RMB 20,000,000 before 10 May 2018 (paid);
d.	RMB 20,000,000 before 31 July 2018 (paid);
e.	RMB 35,000,000 before 30 October 2018 (RMB 25,682,000 was paid during the year ended 30 June 2018 and RMB 9,318,000 was paid subsequent to 30 June 2018);
f.	RMB 35,000,000 before 30 December 2018 (RMB 25,682,000 was paid subsequent to 30 June 2018);
g.	RMB 30,000,000 before 30 April 2019;
h.	RMB 22,000,000 before 31 August 2019; and
i.	RMB 21,000,000 before 31 December 2019.

As at 30 June 2018, the Company has paid $18,233,403 (RMB 115,682,000) as deposits (Note 14). Subsequent to the year-end, the Company has paid $5,131,000 (RMB 35,000,000).

Subsequent to the year-end, the Company has obtained the full management and operation rights of the hotel property and all other assets of Property A (Note 13).

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2018

4.	ASSET PURCHASE AGREEMENT (continued)

Subsequent to the year-end, the Company has entered into a share purchase agreement to acquire Property B by acquiring 100% outstanding shares of the Transferor for $731,968 (RMB 5,000,000). The total proceeds has been included in the deposits paid by the Company and shares will be transferred when all current and potential liabilities are settled by the Transferor (Note 13).

5.	EQUIPMENT

	Furniture and Office Equipment $	Total $
COSTS
30 June 2017	-	-
Additions	3,157	3,157
30 June 2018	3,157	3,157

ACCUMULATED DEPRECIATION
30 June 2017	-	-
Additions	1,245	1,245
30 June 2018	1,245	1,245

NET BOOK VALUE
30 June 2017	-	-
30 June 2018	1,912	1,912

6.	CAPITAL STOCK

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

Issued and outstanding

At 30 June 2018, the total issued and outstanding capital stock is 79,925,000 common shares with a par value of $0.001 per common share (30 June 2017 - 9,945,000).

On 7 April 2018, the Company completed a private placement of 47,500,000 common shares for total proceeds of $7,124,109.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2018

6.	CAPITAL STOCK (continued)

Issued and outstanding (continued)

On 2 March 2018, the Company completed a private placement of 2,920,000 common shares for total proceeds of $146,000.

On 5 October 2017, the Company completed a private placement of 5,000,000 common shares for total proceeds of $250,000.

On 8 September 2017, the Company completed a private placement of 1,950,000 common shares for total proceeds of $97,500.

On 8 August 2017, the Company completed a private placement of 19,910,000 common shares for total proceeds of $995,500

On 4 August 2017, the Company completed a private placement of 5,750,000 common shares for total proceeds of $287,500.

During the year ended 30 June, 2018, the Company cancelled 13,050,000 common shares for total proceeds of $652,500 which was not received.

On 20 April 2017, the Company completed a private placement of 20,000 common shares at a price of $1.00 per share for total proceeds of $20,000.

As at 30 June 2018, the Company received subscriptions of $18,189,623 in advance related to the private placement that was closed subsequent to 30 June 2018 (Note 13).

As at 30 June 2018, the Company received $1,982,911 in subscription funds that will be returned to investors due to cancellation of the subscriptions ((Note 13).

7.	RELATED PARTY TRANSACTIONS

During the year ended 30 June 2018, a former officer and a former director of the Company made contributions to capital for management fees in the amount of $Nil (2017 - $45,000, 2016 – $60,000) and for rent in the amount of $Nil (2017 - $2,700, 2016 – $3,600) (Note 10).

During the year ended 30 June 2018, the Company paid management fees of $75,000 and consulting fee of $16,000 to the Company’s Chief Financial Officer (2017 - $Nil, 2016 - $Nil).

Included in accounts payable and accrued liabilities was $3,160 (30 June 2017 - $3,034) due to the Company’s Chief Financial Officer. The amount is non-interest bearing, unsecured and due on demand.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2018

8.	SERVICE AGREEMENT

On 25 August 2017, the Company entered into a Retirement Vacation Services Agreement (the “Service Agreement”) with Shanghai Qiao Garden International Travel Agency (“Shanghai Travel”), whereby the Company is to provide favorable pricing on hotel rooms in California, USA from 15 May 2017 to 31 May 2018. The agreement can be renewed automatically on an annual basis. Shanghai Travel will provide at least 300 retirement vacation clients annually, for a minimum total hotel stay of 3,000 nights. The Company will be charging Shanghai Travel $80 per client per hotel stay and $2,000 monthly management fees. During the year ended 30 June 2018, the Company did not record any receivables related to the monthly management fee as there was uncertainty as to whether the amount would be collectible (30 June 2017 - $50,000). At 30 June 2018, this service agreement was terminated.

9.	INCOME TAXES

The Company has losses carried forward for income tax purposes to 30 June 2018. There are no current or deferred tax expenses for the year ended 30 June 2018 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 30 June 2018 $	For the year ended 30 June 2017 $	For the year ended 30 June 2016 $

Income tax rate	21%	34%	34%
Current operations	(98,171)	10,017	(50,380)
Contributions to capital by related parties	-	16,218	21,624
Impact on change of tax rates and others	66,975	-	-
Less: Change in valuation allowance	31,196	(26,235)	28,756

Net refundable amount	-	-	-

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2018

9.	INCOME TAXES (continued)

The composition of the Company’s deferred tax assets as at 30 June 2018 and 30 June 2017 are as follows:

	As at 30 June 2018 $	As at 30 June 2017 $

Net income tax operating loss carryforward	176,134	144,938
Less: Valuation allowance	(176,134)	(144,938)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2018, the Company has an unused net operating loss carry-forward balance of approximately $839,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2038.

During the year ended 30 June 2016, the Company received an assessment for penalties from the Internal Revenue Service regarding failure to file certain supplementary forms for the tax years 2007 to 2011. During the year ended 30 June 2017, the penalties were reversed.

10.	SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	For the year ended 30 June 2018 $	For the year ended 30 June 2017 $	For the year ended 30 June 2016 $

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	828	-	-

During the year ended 30 June 2018, a former officer and a former director of the Company made contributions to capital for management fees in the amount of $Nil (2017 - $45,000, 2016 – $60,000) and for rent in the amount of $Nil (2017 - $2,700, 2016 – $3,600) (Note 7).

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2018

11.	FINANCIAL INSTRUMENTS

The carrying value of cash and accounts payable approximates fair value due to the short-term maturity of these financial instruments.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash. The Company deposits cash with high credit quality financial institutions as determined by rating agencies. The Company is subject to medium credit risk with respect to its loans receivable due to potential non repayment.

Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Foreign currency transactions are primarily undertaken in Chinese Yuan. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

If the Chinese Yuan had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss would have approximately $97,000

At the end of the reporting period, the carrying amounts of monetary assets and monetary liabilities denominated in Chinese Yuan are as follows:

	As at 30 June 2018 $	As at 30 June 2017 $

Assets	9,736,992	-

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

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2018

12.	SEGMENTED INFORMATION

The Company operates in one industry segment, being the senior housing and retirement services in China. Majority of capital assets are located in China. There are $9,684,115 saved in bank accounts in China in the form of Chinese Yuan, a loan of $52,877 receivable from a Chinese company and $18,233,403 in deposits for asset purchases in China.

13.	SUBSEQUENT EVENTS

Between 30 June 2018 and 10 October 2018, the Company issued 57,203,013 shares of its common stock for gross proceeds of $18,673,398 (Note 6).

Between 30 June 2018 and 10 October 2018, the Company cancelled 1,421,072 shares of its common stock for gross proceeds of $1,136,858 which were returned to treasury for cancellation. The remainder of 1,057,567 shares of its common stock for gross proceeds of $846,053 will be cancelled (Note 6).

Between 30 June 2018 and 10 October 2018, the Company paid $5,131,000 (RMB 35,000,000) as deposit for assets purchasing (Note 4).

On 1 September 2018, the Company has obtained the full management and operation rights of the hotel property and all other assets of Property A listed in asset purchase agreement (Note 4).

On 8 August 2018, the Company entered into a share purchase agreement to purchase 100% outstanding shares of the Transferor for RMB 5,000,000. The transfer will be complete when all current and potential liabilities are settled by the Transferor (Note 4).

14.	COMMITMENTS

The Company entered into the APA to purchase two properties in Shanghai totaling $ 36,991,173 (RMB 233,000,000). Payments of $18,233,403 has been made during the year ended 30 June 30 2018 and remainder of $ 18,757,769 are due in 18 months.

On 15 June 2018, the Company entered into a conference consultancy service agreement whereas the consultant will provide consulting service and assistance to the Company to hold 30 conferences in China within a two-year period for a total purchase price of $ 794,000 (RMB 5,250,000).

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of June 30, 2018, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the “Exchange Act”) are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Ms. Ziyun Xu, our Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly consolidated financial statements as of June 30, 2018 and believe they are effective.

Based upon their evaluation of our controls, Ms. Ziyun Xu, our Chief Executive Officer, and Mr. Jimmy Zhou, our Interim Chief Financial Officer, has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the year covered by this report that have materially affected or are reasonably likely to materially affect our internal controls.

Changes in internal controls

Based on the evaluation as of June 30, 2018, Ms. Ziyun Xu, our Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8A(T) – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures above.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors and Executive Officers

Name of Director	Age	Position	Since
Ziyun Xu	49	CEO, President, Director	4/12/18
Lianyue Song	59	Director	5/4/17
Peigeng Xu	40	Director	4/12/18
Jimmy Zhou	50	CFO, Secretary, Director	5/17/17
Haixiang Shen	40	Director	4/12/18

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Ziyun Xu, President and Chief Executive Officer and Director

Ms. Ziyun Xu is the president of HQDA International Investment Holdings Ltd., Shanghai Zhonghuiai Wufu Investment Group, Guangdong Wugufushuo E-commerce Ltd., Sichuan Mianyang Wufu Ecological Tourism Co., Ltd, ZHA Wu Fu (Shanghai) Hotel Management Co. Ltd., China Elderly & Ecological Development Foundation Fund. Ms. Xu graduated at Hongkong International Business College in 1993 and worked in foreign enterprises in charge of marketing and planning in China thereafter. In 2003, she worked as the planning manager and journalist in “Golden Era” magazine of Guangdong Provincial Committee of the Youth League in Chinese government. In 2007, she started her own entrepreneurship. In 2009, she began to research the Chinese market on the industry of the senior services. In 2012, she established the senior retirement services and organized her own team to implement her innovational concept of the retirement model of the “Zero input”. Nowadays, this business model has been proved by her success in the Chinese senior retirement industry.

Lianyue Song, Director

Mr. Lianyue Song was born in Jiangsu, China. Since 1976, from an ordinary small business owner to today’s business leader, Qiao Garden Group founder, Chairman and President, for the past 35 years. Mr. Song graduated from Renmin University of China, major in Journalism Professional Photography, and won the “Ten Outstanding Chinese Photographer” title in 1987. In 1989, he was resigned from Naval Air Force as a Lieutenant Commander and started his business and worked very hard to build this “Qiao Garden Business Empire”. Over 20 years, Mr. Lianyue Song has led Qiao Garden Group from scratch, from small to large, from weak to strong and successfully developed a commercial real estate-based resort chain derived from the vacation health industry, the chain office industry, high-end dining industry and cultural media industry. In the meantime Mr. Song has studied EMBA graduate school at Shanghai Jiaotong University, also served as Vice President of the Federation of Chinese Associations of Southern California, Southern California Real Estate Association in United States, the Chief Planner and Producer of the global public offering of the “Chamber of Commerce” magazine, Vice President of Shanghai Chamber of Commerce, China Chamber of Commerce Executive Director and Vice President of the Chinese Private Entrepreneurs. In 2010, he was awarded “Chinese Outstanding Private Entrepreneurs”, “Chinese Economy One of Hundred Outstanding Figures”. He started the “Happy Senior Retirement Technology Network Incorporation nationwide since 2012 and now he is the Chairman and CEO of Hartford International Retirement Network, Incorporation in U.S.

Peigeng Xu, Director

Mr. Peigeng Xu is a manager of HQDA International Investment Holdings Ltd. and the general manager of Sichuan Mianyang Wufu Ecological Tourism Co., Ltd. He graduated in Guangzhou Academy of Fine Arts in 2001 and joined in HQDA in 2013. He has served as a successful manager to operating the company and made Xunlongshan Scenic Area become a national AAAA-grade tourist attraction in 2015, along with a good reputation in the Chinese tourism industry.

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

Haixiang Shen, Director

Mr. Haixiang Shen is a partner of Shanghai Office of Zhongyin Law Firm and an investment advisor of HQDA International Investment Holdings Ltd. He graduated in University of Political Science and Law along with a bachelor’s degree in China in 2008. He is an experienced lawyer and investment advisor in investment and financing, enterprise legal advisory, pension industry investment and commercial merger and acquisition services, and has participated in a number of large commercial mergers and acquisitions since 2008.

Ms. Xu and Mr. Xu are sister and brother.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(A) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(A) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2018 all such filing requirements applicable to our officers and directors were current in their filings.

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

ITEM 10 – EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended June 30, 2018, 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ziyun Xu (5) Chief Executive Officer and a Director	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

Lianyue Song (1)(4) President, Chief Executive Officer and a Director	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

Jimmy Zhou (1) Chief Financial Officer and a Director	2018	-	-	-	-	-	-	91,000	91,000
	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

Aaron Schottelkorb(1) Director	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

Tim Coupland (2) Former President, former Chief Executive Officer and a former Director	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

Edward Burylo(3) Former Chief Financial Officer and a former Director	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

Tamiko Coupland (2) Former Corporate Secretary	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

Brian Game (2) Former Director	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

Notes:

(1) Appointed on May 4, 2017.

(2) Resigned on May 4, 2017.

(3) Mr. Edward Burylo was appointed to the office of CFO on April 24, 2014 and resigned on May 4, 2017.

(4) Resigned on May 4, 2017.

(5) Appointed on May 4, 2017.

Outstanding Equity Awards

As of September 30, 2017, our directors and executive officers did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our directors did not earn any compensation during the fiscal year ended June 30, 2018.

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

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of October 10, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. In computing the number and percentage of shares beneficially owned by each person, we include any shares of common stock that could be acquired within 60 days of October 10, 2018, by the exercise of options or warrants.

Name and Address		Amount of Beneficial Ownership		Percent of Class

HQDA International Holdings Ltd. Unit 1206, Greenfield Tower, Concordia Plaza #1 Science Museum Road, Kowloon, Hong Kong	Common Stock	94,231,867	(1)	69.0%

Ziyun Xu, Pres./CEO/ Chairperson of the Board 3 rd Floor, Asia International Hotel YueXiu District, Guangzhou City, China	Common Stock	94,231,867	(1)	69.0%

Lianyue Song, Director 8780 Valley Blvd., Ste. J, Rosemead, CA 91770	Common Stock	5,185,000	(2)	3.8%

Jimmy Zhou, CFO/Sec. & Director 8780 Valley Blvd., Ste. J, Rosemead, CA 91770	Common Stock	137,500		*

Hartford International Retirement Network, Inc. 8780 Valley Blvd., Ste. J, Rosemead, CA 91770	Common Stock	5,185,000	(2)	3.8%

Haixiang Shen 3 rd Floor, Asia International Hotel YueXiu District, Guangzhou City, China	Common Stock	-0-		-0-

Peigeng Xu 3 rd Floor, Asia International Hotel YueXiu District, Guangzhou City, China	Common Stock	-0-		-0-

Directors and officers as a group (5)	Common stock	99,507,500		72.8%

* Less than 1%

(1)	Ms. Xu, the CEO of the Company, is the President and controlling shareholder of HQDA International Holdings Ltd., and as such Ms. Xu has discretionary voting and investment authority over these shares.
(2)	Mr. Song is the President and controlling shareholder of Hartford International Retirement Network, Inc, and as such Mr. Song has discretionary voting and investment authority over these shares.

Changes in Control

Effective May 4, 2017 (the “Closing Date”), Tim Coupland and Brian Game, the principal stockholders of the Company (the “Sellers”), entered into a Stock Purchase Agreement (the “Agreement”) dated April 4, 2017, with Hartford International Retirement Network, Inc., a California corporation (the “Buyer”), pursuant to which, among other things, the Sellers agreed to sell to the Buyer, and the Buyer agreed to purchase from Sellers, a total of 5,185,000 shares of Common Stock owned of record and beneficially by the Sellers (the “Purchased Shares”). The Purchased Shares represented approximately 3.82% of the Company’s issued and outstanding shares of Common Stock.

On April 7, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with HQDA International Holdings Limited (the “Investor”), wherein the Company sold 47,500,000 shares of its common stock (the “Shares”) for an aggregate of US$7,124,109 (the “Purchase Price”) and Bin He and Zhenghui Zhang, two non-affiliated shareholders of the company ( collectively the “Seller”), who pursuant to the SPA sold 5,000,000 shares that they owned of the Company’s common stock to the Investor for $749,906 (the “Seller Purchase Price”). Upon the closing, , the Investor assumed control of the Company with approximately 65% ownership of the outstanding common stock of the Company.

In accordance with the Agreement, upon the closing, most of the old officers and directors resigned and the current officers and directors were appointed.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the year ended 30 June 2018, a former officer and a former director of the Company made contributions to capital for management fees in the amount of $Nil (2017 - $45,000, 2016 – $60,000) and for rent in the amount of $Nil (2017 - $2,700, 2016 – $3,600) (Note 10).

During the year ended 30 June 2018, the Company paid management fees of $75,000 and consulting fee of $16,000 to the Company’s Chief Financial Officer (2017 - $Nil, 2016 - $Nil).

Included in accounts payable and accrued liabilities was $3,160 (30 June 2017 - $3,034) due to the Company’s Chief Financial Officer. The amount is non-interest bearing, unsecured and due on demand.

Director Independence

One of our directors, Mr. Haixiang Shen is considered independent, as the term “independent” is defined by the rules of the Nasdaq Stock Market. Our shares of common stock are listed on the Over-the-Counter Bulletin Board under the symbol “HQDA”. On September 17, 2014, the Company received approval to trade on the OTCQB market platform (United States). The OTCQB is the venture stage marketplace for early stage U.S. and international companies and development stage companies in the United States. The Company was able to comply with new standards of eligibility that were implemented on March 26, 2014 to provide a stronger baseline of transparency for investors and undergo an annual verification and management certification process.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2018	2017
Audit fees*	$25,000	$5,000
Audit-related fees**	12,000	3,200
Tax fees	1,000	-
All other fees	-	-
Total fees paid or accrued to our principal accountants	$38,000	$8,200

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

HQDA ELDDER LIFE NETWORK CORP.

BY:	/s/ Ziyun Xu
Ziyun Xu, Chief Executive Officer

BY:	/s/ Jimmy Zhou
Jimmy Zhou, Chief Financial Officer

DATE:	October 15, 2018

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/s/ Ziyun Xu
Ziyun Xu, Chief Executive Officer

Date:	October 15, 2018

BY:	/s/ Jimmy Zhou
Jimmy Zhou, Chief Financial Officer

DATE:	October 15, 2018

