Form 10-Q
period 2018-09-30
HQDA ELDERLY LIFE NETWORK CORP.
filed 2018-11-19
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to __________________

Commission File Number: 333-119823

HQDA ELDERLY LIFE NETWORK CORP.

(Exact name of registrant as specified in its charter)

NEVADA	98-1225287
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

8780 Valley Blvd., Suite J

Rosemead, California 91770

(Address of principal executive offices)(Zip code)

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at November 16, 2018, was 137,128,013.

HQDA ELDERLY LIFE NETWORK CORP.

(formerly HARTFORD RETIREMENT NETWORK CORP.)

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Interim Balance Sheets

(Expressed in U.S. Dollars)

		As at 30 September 2018 (Unaudited)	As at 30 June 2018
	Note	$	$

Assets
Current
Cash		165,054	9,701,075
Loan receivable	3,7	4,413,848	52,877
Prepaid expenses		41,309	6,567
		4,620,211	9,760,519
Non-current
Deposits	4	768,660	18,233,403
Properties and equipment	4,5	34,579,905	1,912
		35,348,565	18,235,315
		39,968,776	27,995,834

Liabilities
Current
Accounts payable and accrued liabilities	7	32,546	8,460
Share Subscription funds to be returned	6	1,982,911	1,982,911
Unearned revenues		9,822	-
Payable for purchase of properties	10	5,715,490	-
		7,740,769	1,991,371

Non-current
Payable for purchase of properties	10	6,250,727	-
		13,991,496	1,991,371

Stockholders’ deficit
Capital stock	6
Authorized
200,000,000 common shares, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
30 September 2018 – 137,128,013 common shares
30 June 2018 – 79,925,000 common shares		137,129	79,925
Additional paid-in capital	6	55,006,292	9,264,384
Share subscriptions received in advance	6	-	18,189,623
Deficit		(29,166,141)	(1,529,469)
		25,977,280	26,004,463

		39,968,776	27,995,834

Nature and Continuance of Operations (Note 1), and Subsequent Event (Note 10)

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Interim Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

		For the three months ended 30 September 2018	For the three months ended 30 September 2017
	Note	$	$

Revenues		41,782	-

Expenses
Bank charges and interest		113	105
Consulting fees		73,250	32,500
Depreciation	5	47,797	-
Filing and financing fees		-	1,665
Foreign exchange loss		282,482	-
Legal and accounting		35,612	24,409
Management fees	7	24,000	22,500
Office and miscellaneous		10,881	1,210
Regulatory fees		1,689	10,000
Rent		2,850	3,800
Transfer agent fees		-	4,150
Travel		9,024	272
Stock based compensation	6,7	27,125,714	-
Website development		68,613	-

Loss before other item		27,640,243	100,611

Other item
Interest income	3	3,571	-

Net loss for the period		27,636,672	100,611

Basic and diluted loss per common share		0.44	0.04

Weighted average number of common shares outstanding		62,740,452	25,443,696

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended 30 September 2018	For the three months ended 30 September 2017
	$	$

Cash flows from operating activities
Net loss	(27,636,672)	(100,611)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation	47,797	-
Stock based compensation	27,125,714	-
Changes in operating assets and liabilities
Decrease in amounts receivable	-	50,000
Increase in prepaid expenses	(34,742)	(6,467)
Increase (decrease) in accounts payable and accrued liabilities	24,086	(3,596)
Increase in unearned revenues	9,822	-

	(463,995)	(60,674)

Cash flows from investing activities
Purchase of properties and equipment	(5,194,830)	(3,157)
Loans receivable	(4,360,971)	-

	(9,555,801)	(3,157)

Cash flows from financing activities
Issuance of common shares for cash	483,775	156,775

	483,775	156,775

Increase (decrease) in cash	(9,536,021)	92,944

Cash, beginning	9,701,075	-

Cash, ending	165,054	92,944

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Interim Statements of Changes in Stockholders’ Deficit

(Expressed in U.S. Dollars)

(Unaudited)

		Number of shares issued	Capital stock	Additional paid-in capital	Share subscriptions received in advance / receivable	Deficit	Total stockholders’ equity
			$	$	$	$	$

Balance at 30 June 2017		9,945,000	9,945	1,086,255	-	(1,061,987)	34,213
Common shares issued for cash	6	27,610,000	27,610	1,352,890	(1,223,725)	-	156,775
Net loss		-	-	-	-	(100,611)	(100,611)

Balance at 30 September 2017		37,555,000	37,555	2,439,145	(1,223,725)	(1,162,598)	90,377
Common shares issued for cash	6	42,370,000	42,370	6,825,239	1,223,725	-	8,091,334
Share subscriptions received	6	-	-	-	18,189,623	-	18,189,623
Net loss		-	-	-	-	(366,871)	(366,871)

Balance at 30 June 2018		79,925,000	79,925	9,264,384	18,189,623	(1,529,469)	26,004,463
Common shares issued for cash	6,7	57,203,013	57,204	45,741,908	(18,189,623)	-	27,609,489
Net loss		-	-	-	-	(27,636,672)	(27,636,672)

Balance at 30 September 2018		137,128,013	137,129	55,006,292	-	(29,166,141)	25,977,280

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Notes to the Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2018

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

These consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 30 June 2018 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended 30 June 2018 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending 30 June 2019.

The Company’s consolidated interim financial statements as at 30 September 2018 and for the three months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $27,636,672 for the three months ended 30 September 2018 and has a working deficit of $3,120,558 at 30 September 2018.

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

At 30 September 2018, the Company had an accumulated deficit of $29,166,141 and cash of $165,054. Although management is currently attempting to implement its new business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hartford Retirement Network Corp.

Notes to the Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2018

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Shanghai Hartford Health Management Ltd., a company incorporated in the People’s Republic of China from 9 November 2017.All inter-company balances have been eliminated upon consolidation.

2.	Recent Accounting Pronouncement

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

Revenue consist primarily of hotel rental income. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (ASC 606). Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). We Adopted ASC 606 effective July 1, 2018. As a result, we have changed our accounting for revenue recognition. We applied ASC 606 using the modified retrospective method and there was no material impact to our consolidated financial statements related to the adoption of ASC 606

3.	Loans Receivable

During the year ended 30 June 2018, the Company loaned $1,576,921 (RMB 10,437,800) to Shanghai Qiao Garden Group (“Shanghai Qiao Garden”). The loan was unsecured, bears interest at 8% per annum and due on demand. During the year ended 30 June 2018, the Company received $1,524,044 (RMB 10,087,800).

During the year ended 30 June 2018, the Company waived $51,299, the full amount of accrued interest as the Company demanded the payment prematurely (2017 - $Nil).

During the three-month period ended 30 September 2018, the Company loaned $4,360,971 (RMB 30,000,000) to Zhonghuaai Wufu (Shanghai) Hotel Management Ltd. The loan was unsecured, bears interest at 4.35% per annum and due in one year (Note 7).

Hartford Retirement Network Corp.

Notes to the Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2018

4.	Asset Purchase Agreement

On 2 April 2018, the Company entered into an Asset Purchase Agreement (the “APA”) whereby the Company will purchase land, buildings, and right to use, construction use rights and other property rights located in Shanghai from Shanghai Qiao Garden (Note 11). Properties are split into two groups:

●	Property A: land use rights and adhesive substance use rights, right to own, and right to operate of the land located in Shanghai Pudong New Area Zhangjiang Ziwei Rd No. 372 and No. 376. Assets are owned by Shanghai Qiao Garden Real Estate Group, a subsidiary 100% owned by Shanghai Qiao Garden;

●	Property B: land use right, adhesive substance under construction use rights, right to own, and right to operate of the land located in Shanghai Chongming District San Shuang Gong Lu No. 4797. Assets are owned by Shanghai Qiao Garden Information Technology, Ltd. (“Transferor”), a subsidiary 100% owned by Shanghai Qiao Garden.

The Company has agreed to pay the purchase price totaling of RMB 233,000,000 in instalments over the next 20 months as follows:

a.	RMB 7,000,000 before 9 April 2018 (paid);
b.	RMB 43,000,000 before 10 April 2018 (paid);
c.	RMB 20,000,000 before 10 May 2018 (paid);
d.	RMB 20,000,000 before 31 July 2018 (paid);
e.	RMB 35,000,000 before 30 October 2018 (paid);
f.	RMB 35,000,000 before 30 December 2018 (RMB 25,682,000 paid);
g.	RMB 30,000,000 before 30 April 2019;
h.	RMB 22,000,000 before 31 August 2019; and
i.	RMB 21,000,000 before 31 December 2019.

As at 30 June 2018, the Company has paid $18,233,403 (RMB 115,682,000) as deposits. During the three months ended 30 September 2018, the Company has paid $5,131,000 (RMB 35,000,000).

On 1 September 2018, the Company has obtained the full management and operation rights of the hotel property and all other assets of Property A. The cost of $34,625,790 including the remaining balance of the purchase prices has been transferred to properties and equipment.

On 8 August 2018, the Company has entered into a share purchase agreement to acquire Property B by acquiring 100% outstanding shares of the Transferor for $731,968 (RMB 5,000,000). The total  payments has been included in the deposits paid by the Company and shares will be transferred when all current and potential liabilities are settled by the Transferor.

Hartford Retirement Network Corp.

Notes to the Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2018

5.	Properties and Equipment

	Property A	Furniture and Office Equipment	Total
	$	$	$
COSTS
30 June 2017	-	-	-
Additions	-	3,157	3,157
30 June 2018	-	3,157	3,157
Additions	34,625,790	-	34,625,790
30 September 2018	34,625,790	3,157	34,628,947

ACCUMULATED DEPRECIATION
30 June 2017	-	-	-
Additions	-	1,245	1,245
30 June 2018	-	1,245	1,245
Additions	47,457	340	47,797
30 September 2018	47,457	1,585	49,042

NET BOOK VALUE
30 June 2017	-	-	-
30 June 2018	-	1,912	1,912
30 September 2018	34,578,333	1,572	34,579,905

6.	Capital Stock

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

Issued and outstanding

At 30 September 2018, the total issued and outstanding capital stock is 137,128,013 common shares with a par value of $0.001 per common share (30 June 2018 – 79,925,000).

On 4 September 2018, the Company completed a private placement of 41,731,867 common shares for total proceeds of $6,259,780. A stock based compensation of $27,125,714 has been recognized during the issuance of shares (Note 6).

On 11 July 2018, the Company completed a private placement of 15,471,146 common shares for total proceeds of $12,413,618.

Hartford Retirement Network Corp.

Notes to the Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2018

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

On 8 August 2017, the Company completed a private placement of 19,910,000 common shares for total proceeds of $995,500

On 4 August 2017, the Company completed a private placement of 5,750,000 common shares for total proceeds of $287,500.

During the year ended 30 June 2018, the Company cancelled 13,050,000 common shares for total proceeds of $652,500 which was not received.

As at 30 June 2018, the Company received $1,982,911 in subscription funds that will be returned to investors due to overpayments in subscription.

7.	Related Party Transactions

During the three months ended 30 September 2018, the Company paid management fee of $24,000 to the Company’s Chief Financial Officer (2017 - $22,500).

During the three months ended 30 September 2018, the Company issued 41,731,867 shares with total proceeds of $6,259,780. A stock based compensation of $27,125,714 has been recognized during the issuance of shares (Note 6).

Included in accounts payable and accrued liabilities was $2,566 (30 June 2018 - $3,160) due to the Company’s Chief Financial Officer. The amount is non-interest bearing, unsecured and due on demand.

During the three-month period ended 30 September 2018, the Company loaned $4,360,971 (RMB 30,000,000) to Zhonghuaai Wufu (Shanghai) Hotel Management Ltd. which has common directors and officers with the Company. The loan was unsecured, bears interest at 4.35% per annum, unsecured and due in one year (Note 4).

Hartford Retirement Network Corp.

Notes to the Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2018

8.	Supplemental Disclosures with Respect to Cash Flows

	For the three months ended 30 September 2018 $	For the three months ended 30 September 2017 $

Cash paid during the period for interest	-	-
Cash paid during the period for income taxes	-	-

9.	Subsequent Event

Subsequent to 30 September 2018, the Company cancelled 2,478,639 of its common stock due to no payments were received from subscribers.

10.	Commitments

The Company entered into the APA to purchase two properties in Shanghai totaling RMB 233,000,000. Payments of $23,364,403 (RMB 150,682,000) has been made and remainder of $11,966,217 (RMB 82,318,000) are due in 18 months (Note 4).

On 15 June 2018, the Company entered into a conference consultancy service agreement whereas the consultant will provide consulting service and assistance to the Company to hold 30 conferences in China within a two-year period for a total purchase price of $794,000 (RMB 5,250,000).

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “HQDA”, “Company”, “we”, “our”, and “us” refer to HQDA Elderly Life Network Corp. (formerly Hartford Retirement Network Corp.) unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2018 including the following:

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

Results of Operations for the Three Months Ended September 30, 2018

The Company reported a net income for the three months ended September 30, 2018 of $27,676,632 compared to a net loss of $100,611 for the three months ended September 30, 2017, which includes foreign exchange loss of $282,482 on the translation of operations in China.

The Company reported revenues of $41,782 for the quarter ended September 30, 2018 from the property that was recently acquired in Shanghai Pudong New Area.

Legal and accounting fees increased by $11,203 to $35,612 for the three months ended September 30, 2018 from $24,409 for the three months ended September 30, 2017 as a result of finalizing the asset purchase agreement. Consulting fees increased by $40,750 to $73,250 for the three months ended September 30, 2018 from $32,500 for the three months ended September 30, 2017 due to the increased operating activities.

The Company recorded a non-cash depreciation expense of $47,797 on its properties and equipment. A major component of the Company’s properties and equipment was its property located in Shanghai Pudong New Area.

The Company also recorded a non-cash stock based compensation of $27,125,714 related to 41,731,867 common shares issued on September 4, 2018 to a related party.

Removing the two non-cash expenses as described above and the foreign exchange loss for the period, the net loss for the three months ended September 30, 2018 would have been $180,679.

Liquidity and Capital Resources

At September 30, 2018, the Company had cash on hand of $165,054 and liabilities of $13,991,496 consisting of accounts payable and accrued liabilities, which includes $2,566 due to an officer and a director of the Company, share subscription funds to be returned of $1,982,911, unearned revenue of $9,822 and payables for purchase of properties of $11,966,217.

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

Capital Expenditures

On April 2, 2018, the Company entered into an Asset Purchase Agreement (the “APA”) whereby the Company will purchase land, buildings, and right to use, construction use rights and other property rights located in Shanghai from Shanghai Qiao Garden. Properties are split into two groups:

●	Property A: land use rights and adhesive substance use rights, right to own, and right to operate of the land located in Shanghai Pudong New Area Zhangjiang Ziwei Rd No. 372 and No. 376. Assets are owned by Shanghai Qiao Garden Real Estate Group, a subsidiary 100% owned by Shanghai Qiao Garden;
●	Property B: land use right, adhesive substance under construction use rights, right to own, and right to operate of the land located in Shanghai Chongming District San Shuang Gong Lu No. 4797. Assets are owned by Shanghai Qiao Garden Information Technology, Ltd. (“Transferor”), a subsidiary 100% owned by Shanghai Qiao Garden.

The Company has agreed to pay the purchase price totaling of (RMB 233,000,000) in instalments over the next 20 months as follows:

a.	RMB 7,000,000 before April 9, 2018 (paid);
b.	RMB 43,000,000 before April 10, 2018 (paid);
c.	RMB 20,000,000 before May 10, 2018 (paid);
d.	RMB 20,000,000 before July 31, 2018 (paid);
e.	RMB 35,000,000 before October 30, 2018 (paid);
f.	RMB 35,000,000 before December 30, 2018 (RMB 25,682,000 paid);
g.	RMB 30,000,000 before April 30, 2019;
h.	RMB 22,000,000 before August 31, 2019; and
i.	RMB 21,000,000 before December 31, 2019.

As at June 30, 2018, the Company has paid $18,233,403 (RMB 115,682,000) as deposits. During the three months ended 30 September 2018, the Company has paid $5,131,000 (RMB 35,000,000).

On September 1, 2018, the Company has obtained the full management and operation rights of the hotel property and all other assets of Property A. The cost of $34,625,790 including the remaining balances of the purchase prices has been transferred to properties and equipment.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The limited operations of the Company were conducted primarily in China,and California, USA, and, are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of September 30, 2018, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Ms. Ziyun Xu, our Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly consolidated financial statements as of September 30, 2018 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of September 30, 2018, Ms. Ziyun Xu, our Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

HQDA Elderly Life Network Corp.

November 19, 2018	BY:	/s/ Ziyun Xu
Date		Ziyun Xu, Chief Executive Officer

November 19, 2018	BY:	/s/ Jimmy Zhou
Date		Jimmy Zhou, Chief Financial Officer

