Form 10-Q
period 2018-12-31
HQDA ELDERLY LIFE NETWORK CORP.
filed 2019-02-19
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to __________________

Commission File Number: 000-52417

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at February 19, 2019, was 139,314,416.

HQDA ELDERLY LIFE NETWORK CORP.

(formerly HARTFORD RETIREMENT NETWORK CORP.)

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Interim Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

		As at 31 December 2018 (Unaudited)	As at 30 June 2018
	Note	$	$

Assets
Current
Cash		986,374	9,701,075
Loan receivable – related parties	3, 7	5,747,661	52,877
Prepaid expenses		51,209	6,567
		6,785,244	9,760,519
Non-current
Deposits	4	726,770	18,233,403
Properties and equipment, net	4, 5	34,591,518	1,912
		35,318,288	18,235,315
		42,103,532	27,995,834

Liabilities
Current
Accounts payable and accrued liabilities	7	62,435	8,460
Share subscriptions to be returned	6	1,982,911	1,982,911
Unearned revenues		9,822	-
Payable for purchase of properties	9	10,518,515	-
		12,573,683	1,991,371

Commitments	9

Stockholders’ deficit
Capital stock	6
Authorized
10,000,000 preferred shares, $0.001 par value, none issued and outstanding		-	-
200,000,000 common shares, $0.001 par value, 139,314,416 and 79,925,000 issued and outstanding as of 31 December 2018 and 30 June 2018, respectively		139,315	79,925
Additional paid-in capital	6	58,661,534	9,264,384
Share subscriptions received in advance	6	-	18,189,623
Deficit		(29,271,000)	(1,529,469)
		29,529,849	26,004,463

		42,103,532	27,995,834

Nature and Continuance of Operations (Note 1)

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Interim Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

		For the three months ended 31 December 2018	For the three months ended 31 December 2017	For the six months ended 31 December 2018	For the six months ended 31 December 2017
	Note	$	$	$	$

Revenues		180,682	-	222,464	-

Expenses
Bank charges and interest		225	139	338	244
Consulting fees		-	8,500	73,250	41,000
Depreciation	5	63,176	570	110,973	570
Filing and financing fees		-	-	-	1,665
Foreign exchange loss		28,244	-	310,726	-
Legal and accounting		65,600	13,676	101,212	38,085
Management fees	7	26,000	27,500	50,000	50,000
Office and miscellaneous		141,709	184	152,590	1,394
Regulatory fees		6,353	3,522	8,042	13,522
Rent		2,850	2,850	5,700	6,650
Transfer agent fees		3,175	-	3,175	4,150
Travel		22,000	3,108	31,024	3,380
Stock based compensation	6, 7	-	-	27,125,714	-
Website development		-	-	68,613	-

Loss before other item		178,650	60,049	27,818,893	160,660

Other item
Interest income	3	73,791	-	77,362	-

Net loss for the period		104,859	60,049	27,741,531	160,660

Basic and diluted loss per common share		(0.00)	(0.00)	(0.23)	(0.00)

Weighted average number of common shares outstanding		137,110,565	42,283,261	121,225,344	33,863,478

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Interim Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the six months ended 31 December 2018	For the six months ended 31 December 2017
	$	$

Cash flows from operating activities
Net loss	(27,741,531)	(160,660)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest	(73,774)	-
Depreciation	110,973	570
Foreign exchange	28,454	-
Stock based compensation	27,125,714	-
Changes in operating assets and liabilities
Decrease in amounts receivable	-	50,000
Increase in prepaid expenses	(44,642)	(6,467)
Increase (decrease) in accounts payable and accrued liabilities	53,975	(6,256)
Increase in unearned revenues	9,822	-

	(531,009)	(122,813)

Cash flows from investing activities
Purchase of properties and equipment	(6,793,311)	(3,156)
Loans receivable	(5,621,584)	(362,879)

	(12,414,895)	(366,035)

Cash flows from financing activities
Issuance of common shares for cash	4,141,203	635,791
Loan from related parties	-	18,482

	4,141,203	654,273

Increase (decrease) in cash	(8,714,701)	165,425

Cash, beginning	9,701,075	-

Cash, ending	986,374	165,425

Supplemental Disclosures with Respect to Cash Flows (Note 8)

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Interim Statements of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

		Number of shares issued	Capital stock	Additional paid-in capital	Share subscriptions received in advance / receivable	Deficit	Total stockholders’ equity
			$	$	$	$	$

Balance at 30 June 2017		9,945,000	9,945	1,086,255	-	(1,061,987)	34,213
Common shares issued for cash	6	32,610,000	32,610	1,597,890	(994,709)	-	635,791
Net loss		-	-	-	-	(160,660)	(160,660)
Balance at 31 December 2017 (Unaudited)		42,555,000	42,555	2,684,145	(994,709)	(1,222,647)	509,344

Common shares issued for cash	6	37,370,000	37,370	6,580,239	994,709	-	7,612,318
Share subscriptions received	6	-	-	-	18,189,623	-	18,189,623
Net loss		-	-	-	-	(306,822)	(306,822)

Balance at 30 June 2018		79,925,000	79,925	9,264,384	18,189,623	(1,529,469)	26,004,463
Common shares issued – related party	6, 7	41,731,867	41,732	33,343,762	(6,259,780)	-	27,125,714
Common shares issued	6	15,471,146	15,472	12,398,146	(11,929,843)	-	483,775
Share subscriptions received	6	4,665,042	4,665	3,652,763	-	-	3,657,428
Common shares cancelled	6	(2,478,639)	(2,479)	2,479	-	-	-
Net loss		-	-	-	-	(27,741,531)	(27,741,531)

Balance at 31 December 2018 (Unaudited)		139,314,416	139,315	58,661,534	-	(29,271,000)	29,529,849

The accompanying notes are an integral part of these consolidated interim financial statements.

1.	Nature and Continuance of Operations

HQDA Elderly Life Network Corp. (formerly Hartford Retirement Network Corp.) (the “Company”) was incorporated under the laws of the State of Nevada on 21 January 2004.

Effective 26 June 2017, the Company changed its name to Hartford Retirement Network Corp. and increased its authorized shares of common stock, par value $0.001 per share from 75,000,000 to 200,000,000 and authorized 10,000,000 preferred stock, par value $0.001 per share, with such rights, preferences and limitations as may be set from time to time by resolution of the Board of Directors (Note 6). Effective April 23, 2018, the Company changed its name to HQDA Elderly Life Network Corp.

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

These consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 30 June 2018 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended 30 June 2018 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended 31 December 2018, are not necessarily indicative of the results that may be expected for the year ending 30 June 2019.

The Company’s consolidated interim financial statements as at 31 December 2018 and for the six months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $27,741,531 for the six months ended 31 December 2018 and has a working deficit of $7,049,052 at 31 December 2018.

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

At 31 December 2018, the Company had an accumulated deficit of $29,271,000 and cash of $986,374. Although management is currently attempting to implement its new business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Shanghai Hartford Health Management Ltd., a company incorporated in the People’s Republic of China from 9 November 2017. All inter-company balances have been eliminated upon consolidation.

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

On 20 June 2018, the FASB issued ASU No. 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Currently, share-based payment arrangements with employees are accounted for under ASC 718, while nonemployee share-based payments issued for goods and services are accounted for under ASC 505-50. ASC 505-50, before the ASU’s amendments, differs significantly from ASC 718. Differences include (but are not limited to) the guidance on (1) the determination of the measurement date (which generally is the date on which the measurement of equity-classified share-based payments becomes fixed), (2) the accounting for performance conditions, (3) the ability of a non-public entity to use certain practical expedients for measurement, and (4) the accounting for (including measurement and classification) share-based payments after vesting. The ASU eliminates most of the differences. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. The Company does not anticipate this amendment to have a significant impact on the consolidated financial statements.

On 28 August 2018, the FASB issued ASU No. 2018-13 to improve the effectiveness of disclosures about fair value measurements required under ASC 820 as part of its disclosure framework project, which has an objective and primary focus to improve the effectiveness of disclosures in the notes to financial statements. The ASU amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures. The new ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after 15 December 2019. The Company does not anticipate this amendment to have a significant impact on the consolidated financial statements.

Revenue consist primarily of hotel rental income. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (ASC 606). Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). We Adopted ASC 606 effective July 1, 2018. As a result, we have changed our accounting for revenue recognition. We applied ASC 606 using the modified retrospective method and there was no material impact to our consolidated financial statements related to the adoption of ASC 606.

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

During the six-month period ended 31 December 2018, the Company loaned $4,360,971(RMB 30,000,000) to Zhonghuaai Wufu (Shanghai) Hotel Management Ltd, which is under common control with the Company. The loan was unsecured, bears interest at 4.35% per annum and due in one year (Note 7). During the six months ended 31 December 2018, the Company accrued interest income of $73,774 (RMB 506,030).

On November 2018, HQDA Guangzhou Company, an entity under common control, borrowed $1,260,613 from the Company for their business operation. The loan receivable was unsecured, bear no interest and due on demand. Subsequently the loan was paid back at its entirety on January 29, 2019.

4.	Asset Purchase Agreement

On 2 April 2018, the Company entered into an Asset Purchase Agreement (the “APA”) whereby the Company will purchase land, buildings, and right to use, construction use rights and other property rights located in Shanghai from Shanghai Qiao Garden. Properties are split into two groups:

●	Property A: land use rights and adhesive substance use rights, right to own, and right to operate of the land located in Shanghai Pudong New Area Zhangjiang Ziwei Rd No. 372 and No. 376. Assets are owned by Shanghai Qiao Garden Real Estate Group, a subsidiary 100% owned by Shanghai Qiao Garden;

●	Property B: land use right, adhesive substance under construction use rights, right to own, and right to operate of the land located in Shanghai Chongming District San Shuang Gong Lu No. 4797. Assets are owned by Shanghai Qiao Garden Information Technology, Ltd. (“Transferor”), a subsidiary 100% owned by Shanghai Qiao Garden.

The Company has agreed to pay the purchase price totalling of $36,991,173 (RMB 233,000,000) in instalments over the next 20 months as follows:

a.	RMB 7,000,000 before 9 April 2018 (paid);
b.	RMB 43,000,000 before 10 April 2018 (paid);
c.	RMB 20,000,000 before 10 May 2018 (paid);
d.	RMB 20,000,000 before 31 July 2018 (paid);
e.	RMB 35,000,000 before 30 October 2018 (paid);
f.	RMB 35,000,000 before 30 December 2018 (paid);
g.	RMB 30,000,000 before 30 April 2019 (RMB 635,140 paid);
h.	RMB 22,000,000 before 31 August 2019; and
i.	RMB 21,000,000 before 31 December 2019.

As at 30 June 2018, the Company had paid $18,233,403 (RMB 115,682,000) as deposits. During the six months ended 31 December 2018, the Company paid a further $6,564,692 (RMB 44,953,140).

On 1 September 2018, the Company has obtained the full management and operation rights of the hotel property and all other assets of Property A. The cost of $34,625,790 including the remaining balance of the purchase prices has been transferred to properties and equipment.

On 8 August 2018, the Company has entered into a share purchase agreement to acquire Property B by acquiring 100% outstanding shares of the Transferor for $731,968 (RMB 5,000,000). The total payments have been included in the deposits paid by the Company and shares will be transferred to the Company when all current and potential liabilities are settled by the Transferor.

5.	Properties and Equipment, net

	Property A	Furniture and Office Equipment	Total
	$	$	$
COSTS
30 June 2017	-	-	-
Additions	-	3,157	3,157
30 June 2018	-	3,157	3,157
Additions	34,700,579	-	34,700,579
31 December 2018	34,700,579	3,157	34,703,736

ACCUMULATED DEPRECIATION
30 June 2017	-	-	-
Additions	-	1,245	1,245
30 June 2018	-	1,245	1,245
Additions	110,293	680	110,973
31 December 2018	110,293	1,925	112,218

NET BOOK VALUE
30 June 2017	-	-	-
30 June 2018	-	1,912	1,912
31 December 2018	34,590,286	1,232	34,591,518

6.	Capital Stock

Authorized

The total authorized capital is 200,000,000 common shares with a par value of $0.001 and 10,000,000 preferred shares with a par value of $0.001. As of 31 December 2018, and 30 June 2018, no preferred shares are issued and outstanding.

On 26 June 2017, the Company increased the authorized shares of common stock of the Company from 75,000,000 shares to 200,000,000 shares and authorized the issuance of up to 10,000,000 shares of preferred stock, with such rights, preferences and limitations as may be set from time to time by resolution of the Board of Directors (Note 1).

Issued and outstanding

At 31 December 2018, the total issued and outstanding capital stocks is 139,314,416 common shares with a par value of $0.001 per common share (30 June 2018 – 79,925,000).

During the six months ended 31 December 2018, the Company cancelled 2,478,639 of its common stock due to no payments were received from subscribers.

On 9 November 2018, the Company completed a private placement of 3,441,237 common shares for total proceeds of $2,652,493 (RMB18,417,446).

On 12 December 2018, the Company completed a private placement of 1,223,805 common shares for total proceeds of $1,004,935 (RMB6,977,714).

On 4 September 2018, the Company completed a private placement of 41,731,867 common shares for total proceeds of $6,259,780. A stock-based compensation of $27,125,714 has been recognized during the issuance of shares (Note 6), being the difference between the proceeds received and the fair value of the shares issued. The fair value of the shares issued was determined to be $0.80 per share based on the issue price of shares issued to third parties in recent private placements.

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

As at 31 December 2018, the Company received $1,982,911 in subscription funds that will be returned to investors due to overpayments in subscription.

7.	Related Party Transactions

During the six months ended 31 December 2018, the Company paid management fee of $50,000 to the Company’s Chief Financial Officer (2017 - $50,000).

During the six months ended 31 December 2018, the Company issued 41,731,867 shares with total proceeds of $6,259,780. A stock-based compensation of $27,125,714 has been recognized during the issuance of shares (Note 6).

Included in accounts payable and accrued liabilities was $14,115 (30 June 2018 - $3,160) due to the Company’s Chief Financial Officer. The amount is non-interest bearing, unsecured and due on demand.

During the six-month period ended 31 December 2018, the Company loaned $4,360,971 (RMB 30,000,000) to Zhonghuaai Wufu (Shanghai) Hotel Management Ltd., which is under common control with the Company. The loan was unsecured, bears interest at 4.35% per annum, unsecured and due in one year (Note 3). During the six months ended 31 December 2018, the Company accrued interest income of $73,774 (RMB 506,030).

On November 2018, HQDA Guangzhou Company, an entity under common control, borrowed $1,260,613 from the Company for their business operation. The loan receivable was unsecured, bear no interest and due on demand. Subsequently the loan was paid back at its entirety on January 29, 2019.

8.	Supplemental Disclosures with Respect to Cash Flows

	For the six months ended 31 December 2018 $	For the six months ended 31 December 2017 $

Cash paid during the period for interest	-	-
Cash paid during the period for income taxes	-	-

9.	Commitments

The Company entered into the APA to purchase two properties in Shanghai totaling RMB 233,000,000. Payments of $24,798,095 (RMB 160,635,140) has been made and remainder of $10,518,515 (RMB 72,364,860) are due in 18 months (Note 4).

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

Results of Operations for the Six Months Ended December 31, 2018

The Company reported a net loss for the six months ended December 31, 2018 of $27,741,531 compared to a net loss of $160,660 for the six months ended December 31, 2017, which includes foreign exchange loss of $310,726 on the translation of operations in China.

The Company reported revenues of $222,464 for the six months ended December 31, 2018 from the property that was recently acquired in Shanghai Pudong New Area.

Legal and accounting fees increased by $63,127 to $101,212 for the six months ended December 31, 2018 from $38,085 for the six months ended December 31, 2017 as a result of finalizing the asset purchase agreement. Consulting fees increased by $32,250 to $73,250 for the six months ended December 31, 2018 from $41,000 for the six months ended December 31, 2017 and office and miscellaneous expenses increased by $151,196 to $152,590 for the six months ended December 31, 2018 from $1,394 for the six months ended December 31, 2017 due to the increased operating activities.

The Company recorded a non-cash depreciation expense of $110,973 on its properties and equipment. A major component of the Company’s properties and equipment was its property located in Shanghai Pudong New Area.

The Company also recorded a non-cash stock based compensation of $27,125,714 related to 41,731,867 common shares issued on September 4, 2018 to a related party.

Removing the two non-cash expenses as described above and the foreign exchange loss for the period, the net loss for the six months ended December 31, 2018 would have been $194,118.

Results of Operations for the Three Months Ended December 31, 2018

The Company reported a net loss for the three months ended December 31, 2018 of $104,859 compared to a net loss of $60,049 for the three months ended December 31, 2017, which includes foreign exchange loss of $28,244 on the translation of operations in China.

The Company reported revenues of $180,682 for the quarter ended December 31, 2018 from the property that was recently acquired in Shanghai Pudong New Area.

Legal and accounting fees increased by $51,924 to $65,600 for the three months ended December 31, 2018 from $13,676 for the three months ended December 31, 2017 as a result of finalizing the asset purchase agreement. Office and miscellaneous expenses increased by $141,525 to $141,709 for the three months ended December 31, 2018 from $184 for the three months ended December 31, 2017 due to the increased operating activities.

The Company recorded a non-cash depreciation expense of $63,176 on its properties and equipment. A major component of the Company’s properties and equipment was its property located in Shanghai Pudong New Area.

Removing the one non-cash expenses as described above and the foreign exchange loss for the period, the net loss for the three months ended December 31, 2018 would have been $13,439.

Liquidity and Capital Resources

At December 31, 2018, the Company had cash on hand of $986,374 and liabilities of $12,573,683 consisting of accounts payable and accrued liabilities, which includes $14,115 due to an officer and a director of the Company, share subscription funds to be returned of $1,982,911, unearned revenue of $9,822 and payables for purchase of properties of $10,518,515.

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

Capital Expenditures

On April 2, 2018, the Company entered into an Asset Purchase Agreement (the “APA”) whereby the Company will purchase land, buildings, and right to use, construction use rights and other property rights located in Shanghai from Shanghai Qiao Garden. Properties are split into two groups:

●	Property A: land use rights and adhesive substance use rights, right to own, and right to operate of the land located in Shanghai Pudong New Area Zhangjiang Ziwei Rd No. 372 and No. 376. Assets are owned by Shanghai Qiao Garden Real Estate Group, a subsidiary 100% owned by Shanghai Qiao Garden;
●	Property B: land use right, adhesive substance under construction use rights, right to own, and right to operate of the land located in Shanghai Chongming District San Shuang Gong Lu No. 4797. Assets are owned by Shanghai Qiao Garden Information Technology, Ltd. (“Transferor”), a subsidiary 100% owned by Shanghai Qiao Garden.

The Company has agreed to pay the purchase price totaling of RMB 233,000,000 in instalments over the next 20 months as follows:

a.	RMB 7,000,000 before April 9, 2018 (paid);
b.	RMB 43,000,000 before April 10, 2018 (paid);
c.	RMB 20,000,000 before May 10, 2018 (paid);
d.	RMB 20,000,000 before July 31, 2018 (paid);
e.	RMB 35,000,000 before October 30, 2018 (paid);
f.	RMB 35,000,000 before December 30, 2018 (paid);
g.	RMB 30,000,000 before April 30, 2019 (RMB 635,140 paid);
h.	RMB 22,000,000 before August 31, 2019; and
i.	RMB 21,000,000 before December 31, 2019.

As at June 30, 2018, the Company has paid $18,233,403 (RMB 115,682,000) as deposits. During the six months ended 31 December 2018, the Company has paid $6,564,692 (RMB 44,953,140).

On September 1, 2018, the Company has obtained the full management and operation rights of the hotel property and all other assets of Property A. The cost of $34,625,790 including the remaining balances of the purchase prices has been transferred to properties and equipment.

On August 8, 2018, the Company has entered into a share purchase agreement to acquire Property B by acquiring 100% outstanding shares of the Transferor for $731,968 (RMB 5,000,000). The total proceeds have been included in the deposits paid by the Company and shares will be transferred when all current and potential liabilities are settled by the Transferor.

Employees

At present, we have 14 employees, other than our current officers and directors, who devote their time as required to our business operations.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The limited operations of the Company were conducted primarily in China, and California, USA, and, are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of December 31, 2018, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the “Exchange Act”)) are not effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

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

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between November 7,2018 and December 12, 2018, the Company sold 4,665,042 shares of its common stock (the “Shares”) to 16 Chinese investors for 3,657,428. No shares were sold to USA residents nor were shares offered for sale in the USA.

The Shares were sold by the officers and directors of the Company and no commissions were paid for such sales. All the investors are residents of China and all offers, and sales were conducted in China. The Shares were sold in a private placement pursuant to an exemption under the Securities Act of 1933, as amended (the “Act), in accordance with Regulation S of the Act. All stock certificates will be affixed with the appropriate Regulation S legend restricting sales and transfers.

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

HQDA Elderly Life Network Corp.

February 19, 2019	BY:	/s/ Ziyun Xu
Date		Ziyun Xu, Chief Executive Officer

February 19, 2019	BY:	/s/ Jimmy Zhou
Date		Jimmy Zhou, Chief Financial Officer

