Form 10-Q
period 2019-03-31
HQDA ELDERLY LIFE NETWORK CORP.
filed 2019-05-15
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HQDA	OTC Markets Group

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 13, 2019, was 139,314,416.

HQDA ELDERLY LIFE NETWORK CORP.

(formerly HARTFORD RETIREMENT NETWORK CORP.)

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Balance Sheets

	March 31,	June30,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$361,534	$9,701,075
Loan receivable - related parties	4,070,201	52,877
Prepaid expense	93,706	6,567
	4,525,441	9,760,519

Deposits	742,293	18,233,403
Properties and equipment, net	34,287,167	1,912
Total assets	$39,554,901	$27,995,834

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$204,838	$8,460
Share subscriptions to be returned	2,007,606	1,982,911
Payable for purchase of properties	10,877,501	—
Total liabilities	13,089,945	1,991,371

Commitments and contingencies–Note 8

STOCKHOLDERS’ DEFICIT
Preferred stock: authorized 10,000,000 shares of $0.001 par value; issued and outstanding, none	—	—
Common stock: authorized 200,000,000 shares of $0.001 par value;issued and outstanding, 139,314,416 and 79,925,000 shares, respectively	139,314	79,925
Additional paid-in capital	29,675,992	9,264,384
Share subscriptions received in advance	—	18,189,623
Accumulated other comprehensive loss	(639,044)	—
Accumulated deficit	(2,711,306)	(1,529,469)
Total stockholders’ equity	26,464,956	26,004,463
Total liabilities and stockholders’ equity	$39,554,901	$27,995,834

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Operation and Comprehensive Income (loss)

(Unaudited)

	Three months ended March 31		Nine months ended March 31
	2019	2018	2019	2018

Revenue	$80,090	$—	$302,554	$—

Operating costs:
General and administrative expenses	254,075	19,382	493,389	79,412
Depreciation and amortization	325,084	336	436,057	906
Professional fees	584,495	19,090	657,745	98,175
Other operating expenses	12,349	1,798	193,391	21,135
	1,176,003	40,606	1,780,582	199,628
Operating loss	(1,095,913)	(40,606)	(1,478,028)	(199,628)
Other income (expense):
Interest Income	—	32,081	77,362	32,081
Other	529,893	9,873	218,829	8,235
Net income (loss)	$(566,020)	$1,348	$(1,181,837)	$(159,312)
Foreign currency translation, net tax	(639,044)	—	(639,044)	—
Comprehensive income (loss)	$(1,205,064)	$1,348	$(1,820,881)	$(159,312)
Earnings per share
Basic and diluted income (loss) per share	$(0.004)	$0.000	$(0.011)	$(0.004)
Weighted average common shares outstanding	139,314,416	42,550,000	109,619,708	36,718,358

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Number of		Additional	Share subscriptions received in		Accumulated other	Total
	shares	Capital	paid-in	advanced /	Accumulated	comprehensive	stockholders’
	issued	stock	capital	receivable	Deficit	income (loss)	equity

Balance at June 30, 2017	9,945,000	$9,945	$1,086,255	$—	$(1,061,987)	$—	$34,213
Net Loss	—	—	—	—	(159,312)	—	(159,312)
Common shares issued for cash	32,610,000	32,610	1,597,890	—	—	—	1,630,500
Subscriptions received	—	—	—	369,740	—	—	369,740

Balance at 31 March 2018	42,555,000	$42,555	2,684,145	$369,740	$(1,221,299)	$—	$1,875,141

Balance at June 30, 2018	79,925,000	$79,925	$9,264,384	18,189,623	(1,529,469)	—	26,004,463
Net Loss	—	—	—	—	(1,181,837)	—	(1,181,837)
Common shares issued for cash, net	59,389,416	59,389	20,411,608		—	—	20,470,997
Subscriptions received	—	—	—	(18,189,623)	—	—	(18,189,623)
Foreign currency translation, net tax	—	—	—	—	—	(639,044)	(639,044)
Balance at 31 March 2019	139,314,416	$139,314	$29,675,992	$—	$(2,711,306)	$(639,044)	$26,464,956

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended March 31
	2019	2018

Cash flow from operating activities
Net loss	$(1,181,837)	$(159,312)
Adjustments to reconcile loss to net cash used in operating activities:
Loss on forgiven debt (accrued interest income)	52,877	(32,081)
Depreciation	416,158	906
Decrease in account receivable	—	50,000
Increase in prepaid expenses	(87,139)	(6,467)
Increase (decrease) in accounts payable and accrued liabilities	196,378	(11,190)
Net cash used in operating activities	(603,563)	(158,144)

Cash flow from investing activities
Purchase of equipment	(6,332,802)	(3,156)
Loan advance	(4,070,201)	(1,762,478)
Net cash used in investing activities	(10,403,003)	(1,765,634)

Cash flow from financing activities
Issuance of common shares, net	2,281,374	1,630,500
Share subscriptions received in advance	—	369,740
Loans from related parties	—	1,071
Net cash provided by financing activities	2,281,374	2,001,311

Effect of exchange rate changes	(614,349)	—

Increase (decrease) in cash	(9,339,541)	77,533
Cash, beginning	9,701,075	—
Cash, ending	$361,534	$77,533

Supplemental Disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated interim financial statements.

1.	Nature and Continuance of Operations

HQDA Elderly Life Network Corp. (formerly Hartford Retirement Network Corp.) (the “Company”) was incorporated under the laws of the State of Nevada on January 21, 2004.

Effective June 26, 2017, the Company changed its name to Hartford Retirement Network Corp. and increased its authorized shares of common stock, par value $0.001 per share from 75,000,000 to 200,000,000 and authorized 10,000,000 preferred stock, par value $0.001 per share, with such rights, preferences and limitations as may be set from time to time by resolution of the Board of Directors (Note 6). Effective April 23, 2018, the Company changed its name to HQDA Elderly Life Network Corp.

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

These consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.

The Company’s consolidated interim financial statements as of March 31, 2019 and for the nine months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,181,837 for the nine months ended March 31, 2019 and has a working deficit of $8,564,504 at March 31, 2019.

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

At March 31, 2019, the Company had an accumulated deficit of $2,711,306 and cash of $361,534. Although management is currently attempting to implement its new business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Shanghai Hartford Health Management Ltd., a company incorporated in the People’s Republic of China (the “PRC”) from November 9, 2017. All inter-company balances have been eliminated upon consolidation.

Foreign currency translation

The United States dollar (“USD”) is the Company’s reporting currency. The functional currency for the Company’s wholly owned subsidiary, Shanghai Hartford Health Management Ltd. is the Renminbi (“RMB”). Assets and liabilities measured in RMB are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income (loss) in its consolidated balance sheets. Income and expense accounts are translated at the average exchange rate for the period.

Certain amounts in prior periods have been reclassified to conform with current period presentation.

2.	Recent Accounting Pronouncement

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840 “Leases.” Under Topic 842, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2018 with early adoptions permitted. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses” (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. The Company does not anticipate this amendment to have a significant impact on the consolidated financial statements.

On August 28, 2018, the FASB issued ASU No. 2018-13 to improve the effectiveness of disclosures about fair value measurements required under ASC 820 as part of its disclosure framework project, which has an objective and primary focus to improve the effectiveness of disclosures in the notes to financial statements. The ASU amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures. The new ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not anticipate this amendment to have a significant impact on its consolidated financial statements.

On July 1, 2018 the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (ASC 606),” which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company adopted ASC 606 using the modified retrospective method. The Company evaluated its revenue streams to identify whether it would be subject to the provisions of ASC 606 and any differences in timing, measurement or presentation of revenue recognition. The Company’s main source of revenue is generated from operating senior living residences. The Company recognizes resident fees and services, other than move-in fees, monthly as services are provided. Under ASC 606, the pattern and timing of recognition of income from assisted living facility is consistent with the prior accounting model.

3.	Loans Receivable

During the year ended June 30, 2018, the Company loaned $1,576,921 (RMB 10,437,800) to Shanghai Qiao Garden Group (“Shanghai Qiao Garden”). The loan was unsecured, bears interest at 8% per annum and due on demand. During the year ended June 30, 2018, the Company received $1,524,044 (RMB 10,087,800).

During the nine months period ended March 31, 2019, the Company waived $52,877, the full amount of accrued interest as the Company demanded the payment prematurely (2017 - $Nil). The amount is recorded in other expense on its consolidated statements operations.

During the nine months ended March 31, 2019, the Company loaned $4,360,971 (RMB 30,000,000) to Zhonghuaai Wufu (Shanghai) Hotel Management Ltd., which is under common control with the Company. The loan was unsecured, bore interest at 4.35% per annum, unsecured and due in one year. Beginning from January 2019, the Company ceased to accrue interests as it expects to receive repayment in fourth fiscal quarter. Outstanding balance as of March 31, 2019 was $4,070,201.

4.	Asset Acquisition

On April 2, 2018, the Company entered into an Asset Purchase Agreement (the “APA”) whereby the Company will purchase land use rights, buildings, construction rights and other property rights located in Shanghai from a third party for a total purchase price of $36,991,173 (RMB 233,000,0000 at exchange rate of 0.1587), which was its approximate fair value as estimated by a third party appraisal firm. A summary of fair value of the asset as following:

Description	Location	Amount (1)	Amount
		(in dollars)	(in RMB)
Building and building imrpovements and land use rights	Shanghai Pudong New Area Zhangjiang Ziwei Rd No. 372 and No. 376.	30,778,879	193,870,000
Land use rights	Shanghai Chongming District San Shuang Gong Lu No. 4797.	6,212,294	39,130,000
		36,991,173	233,000,000

(1) The exchange rate of 0.1587 was used to translate the RMB amounts at purchase date.

As of March 31, 2019, the Company has paid total of $23,841,100 (RMB 160,000,000) and recorded remaining balance of $10,877,501 (RMB73,000,000) in payable on its consolidated balance sheet.

All of assets purchased, the cost of $34,718,601 as of March 31, 2019 has been transferred to properties and equipment during the nine months period ended March 31, 2019.

5.	Properties and Equipment, net

	March 31,	June 30,
	2019	2018

Building and building improvements	$28,887,962	$—
Land use rights and land use rights improvements	5,830,639	—
Furniture and office equipment	8,971	3,157
Accumulated depreciation	(440,405)	(1,245)
	$34,287,167	$1,912

6.	Common Stock

During the nine months ended march 31, 2019, the Company issued 59,389,416 shares, net of cancellations through private placements to Chinese investors (Regulation S). At March 31, 2019, the total issued and outstanding capital stocks was 139,314,416 common shares with a par value of $0.001 per common share (June 30, 2018 – 79,925,000).

7.	Related Party Transactions

In November 2018, Huanqiu Daai Guangzhou Company, an entity under common control, borrowed $1,260,613 from the Company for their business operation. The loan receivable was unsecured, bear no interest and due on demand. Subsequently the loan was paid back at its entirety on January 29, 2019.

During the nine months ended March 31, 2019, and 2018, the Company paid a management fee of $91,980 and $65,000, respectively, to the Company’s Chief Financial Officer.

Reimbursement of miscellaneous office expenses and/or travel expenses that were advanced by Chief Financial Officer to the company are sometimes delayed. Unreimbursed expenses of $6,486 are included in the accounts payable and accrued liabilities on the Company’s consolidated balance sheet.

As of March 31, 2019, the outstanding balance of advance from the Company to Zhonghuaai Wufu (Shanghai) Hotel Management Ltd., which is under common control with the Company was $4,070,201.

8.	Commitments

The Company entered into the APA to purchase two properties in Shanghai totaling RMB 233,000,000. Payments of $23,841,100 (RMB 160,000,000) has been made and the remainder of $10,877,501 (RMB73,000,000) is due on or before December 31, 2019.

On June 15, 2018, the Company entered into a conference consultancy service agreement whereas the consultant will provide consulting service and assistance to the Company to hold 30 conferences in China within a two-year period for a total purchase price of $794,000 (RMB 5,250,000).

9.	Subsequent Event

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

On April 16, 2019 the Company entered into a Business Project Investment Agreement (the “Acquisition Agreement”) with Palau Asia-Pacific International Aviation and Travel Agency consisting of Palau Asia Pacific Air Management Limited, Global Tourism Management Limited and Global (Guangzhou) Tourism Service Co., Ltd. (collectively the “Project Company”) pursuant to which it will acquire 51% of the issued and outstanding capital stock of Project Company for $8,000,000, representing 49% of the Project Company’s dividend distribution, voting rights and liquidation interest of assets. The Project Company will remain the main operator of the existing business. The $8,000,000 will be paid as follows: $3,000,000 on or before April 27, 2019; $2,000,000 on or before June 30, 2019 and $3,000,000 on or before September 30, 2019.

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

On January 20, 2008, we allowed its interest in the Sobeski Lake Gold Property Claims to expire. The Sobeski Lake Gold property consisted of three mineral claims located in the Red Lake Mining District, in the province of Ontario, Canada. We had originally acquired our interest in the property by making a cash payment of $3,500 on June 16, 2004 to Dan Patrie Exploration Ltd. the registered owners of the property.

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

On April 27, 2017, we dissolved its wholly owned subsidiary, Dynamic Gravel Holdings Ltd. as part of the Stock Purchase Agreement (the “Agreement”) dated April 4, 2017, between Tim Coupland and Brian Game, our former principal stockholders (the “Sellers”) and Hartford International Retirement Network, Inc. (the “Buyer”), pursuant to which, among other things, the Sellers agreed to sell to the Buyer, and the Buyer agreed to purchase from Sellers, a total of 5,185,000 shares of Common Stock beneficially owned by the Sellers (the “Purchase Shares”). The Purchase Shares represented approximately 52.1% of our issued and outstanding shares of Common Stock.

In connection with the transactions contemplated by the Agreement, the Board appointed Lianyue Song, Aaron Schottelkorb and Fuming Lin to fill vacancies on the Company’s Board of Directors caused by resignations of Messer’s’ Coupland, Game and Burylo.

On May 11, 2017, we entered into a Memorandum of Understanding for Senior Holiday Service Cooperation with Shanghai Qiao Garden International Travel Agency (“Travel Agent”), superseded by a Retirement Vacation Services Agreement executed by the parties on August 25, 2017 (collectively referred to as the “Agreement”). We are engaged in the business of providing hotel rooms at favorable rates to travelers to Los Angeles from China.

On May 18, 2017, we sold its Northern Gravel Claims and the Super Mammoth Gravel Claims for $1 to the Company’s former officer and a former director to focus its efforts on new business venture in senior retirement services and products in China.

The Senior Living Industry

On August 31, 2018, the our wholly-owned subsidiary entered into an agreement with Shanghai Qiao Hong Real Estate, Ltd. (“SQHR”) to manage an apartment building owned by SQHR located in Pudong New Area District Shanghai, China. The apartment building has 130 one-bedroom apartments and caters to mostly men and women over the age of 50.

We intend to enter the business of owning, leasing and/or operating senior living residences that will provide seniors with supportive, home life setting with care and services, including activities of daily living, life enrichment and health and wellness.

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

Our operating philosophy is to provide services and care which meet the individual needs of its residents, and to enhance their physical and mental well-being, thereby allowing them to live longer and to “age in place.” These facilities will offer, on a 24-hour basis, personal, supportive and home health care services appropriate for their residents in a home-like setting, which allow residents to maintain their independence and quality of life. We predict that the average of the residents at the Company’s facilities will be between 55 and 70.

Our primary focus will be in China, where we intend to grow and become a leader in assisted living facilities. We also will seek to develop or acquire facilities in other Southeast Asian countries. We believe that by concentrating or “clustering” our facilities in target areas with desirable demographics, we can increase the efficiency of our management resources and achieve broad economies of scale.

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

The assisted living industry is highly fragmented. However, we believe that substantial industry consolidation is underway. At present, the industry is characterized by participants who operate only a limited number of facilities and who frequently can offer only basic assistance with a limited number of activities of daily living. We intend to be characterized by the following: (i) the ability to offer premium accommodations and a comprehensive bundle of standard services for a single inclusive monthly fee; (ii) sophisticated, professional management structures and highly trained employees; (iii) a cost-efficient, user-specific prototype facility; and (iv) experience in providing home health care services.

Our facilities will provide services and care which are designed to meet the individual needs of its residents, enhance their physical and mental well-being and promote a supportive, independent and home-like setting. Most of our facilities will be primarily designed as premium facilities at which residents receive a comprehensive, bundled package of standard services for a single monthly fee.

We will strive to combine in our facilities the best aspects of independent living with the protection and safety of assisted living, with trained staff members who provide 24-hour care and monitoring of every resident. The assisted living facilities will be designed and decorated to have a home-like atmosphere. Residents will be encouraged to furnish their rooms with personal items they have collected during their lifetime.

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

The long-term care industry is highly competitive, and we expect that the assisted living business in particular will become more competitive in the future. We will compete with numerous other companies providing similar long-term care alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent facilities. Nursing facilities that provide long-term care services are also a potential source of competition for us. Providers of assisted living communities compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the facilities, services offered, family preferences, physical referrals, and locations. Almost all of our competitors will be significantly larger us and have, or may obtain, greater financial resources than those currently available to us.

Results of Operations

	Three months ended March 31		Nine months ended March 31
	2019	2018	2019	2018

Revenue	$80,090	$—	$302,554	$—

Operating costs:
General and administrative cost	254,075	19,382	493,389	79,412
Depreciation and amortization	325,084	336	436,057	906
Professional fees	584,495	19,090	657,745	98,175
Other operating cost	12,349	1,798	193,391	21,135
	1,176,003	40,606	1,780,582	199,628
Operating loss	$(1,095,913)	$(40,606)	$(1,478,028)	$(199,628)

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Operating loss increased $1,055,307 in the three months period ended March 31, 2019 as compared to the same period ended in 2018. The increase was primarily due to an increase of $234,693 of general and administrative cost, $324,748 of depreciation and amortization expense and $565,405 of professional fees, partially offset by an increase of $80,090 in revenue. The increases in general and administrative cost and depreciation and amortization expenses are due to the launching of senior living residence operations beginning of fiscal year 2019 in Shanghai.

The increase in professional fees are primarily due to the acquisition cost incurred during the three months period ended March 31, 2019 for the Acquisition Agreement with Palau Asia-Pacific International Aviation and Travel Agency, which the purchase agreement was signed in April 2019.

Excluding the non-cash expenses of depreciation and amortization, and professional fees, which were mainly used for acquisitions, the operating loss would have been $186,334 for the three months ended March 31, 2019.

Nine months ended March 31, 2019 compared to nine months ended March 31, 2018

Operating loss increased $1,278,400 in the nine months period ended March 31, 2019 compared to the same period ended in 2018. The increase was primarily due to an increase of $413,977 of general and administrative cost, $435,151 of depreciation and amortization expense and $559,570 of professional fees, partially offset by an increase of $302,554 in revenue. The increases in general and administrative cost and depreciation and amortization expenses are due to the launching of senior living residence operations beginning of fiscal year 2019 in Shanghai.

The increase in professional fees in the nine months period ended March 31, 2019 compared to the same period in 2018 is primarily due to the acquisition cost related to the Acquisition Agreement with Palau Asia-Pacific International Aviation and Travel Agency and acquisition and cost related to the APA in Shanghai, China.

Excluding the non-cash expenses of depreciation and amortization, and professional fees, which were mainly used for acquisitions, the operating loss would have been $384,226 for the nine months ended March 31, 2019.

Liquidity and Capital Resources

At March 31, 2019, we had cash on hand of $361,534 and liabilities of $13,089,945 consisting of accounts payable and accrued liabilities of $204,838, share subscription funds to be returned of $2,007,606 and payables for purchase of properties of $10,877,501.

We will require additional funding in order to cover all anticipated administration costs and to proceed with the Retirement Vacation Services Agreement executed on August 25, 2017 and the Asset Purchase Agreement executed on April 2, 2018 and to seek out additional travel agents for similar contracts. We also intend to provide management services to retirement homes, commercial properties and apartment buildings in China, which will result in higher administrative costs in the future.

Capital Expenditures

On April 2, 2018, we entered into an Asset Purchase Agreement (the “APA”) whereby we purchased land, buildings, and right to use, construction use rights and other property rights located in Shanghai from a third party. Properties are split into two groups:

●	Property A: land use rights and adhesive substance use rights, right to own, and right to operate of the land located in Shanghai Pudong New Area Zhangjiang Ziwei Rd No. 372 and No. 376.
●	Property B: land use right, adhesive substance under construction use rights, right to own, and right to operate of the land located in Shanghai Chongming District San Shuang Gong Lu No. 4797.

We have agreed to pay the purchase price totaling RMB 233,000,000 in instalments. Payments of $23,841,100 (RMB 160,000,000) have been made through March 31, 2019 and the remainder of $10,877,501 (RMB73,000,000) is due on or before December 31, 2019.

Employees

At present, we have 14 employees, other than our current officers and directors, who devote their time as required to our business operations.

Off-balance Sheet Arrangements

As of March 31, 2019, we have no off-balance sheet arrangements that would require disclosure.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our limited operations are conducted primarily in China, and California, USA, and, are not subject to material foreign currency exchange risk. Although we have immaterial outstanding debts and related interest expense, market risk of interest rate exposure in the United States is currently not material.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the “Exchange Act”)) are not effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Our management is not aware of any threatened litigation, claims or assessments.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

HQDA Elderly Life Network Corp.

May 15, 2019	BY:	/s/ Ziyun Xu
Date		Ziyun Xu, Chief Executive Officer

May 15, 2019	BY:	/s/ Jimmy Zhou
Date		Jimmy Zhou, Chief Financial Officer

