Form 10-K
period 2019-06-30
HQDA ELDERLY LIFE NETWORK CORP.
filed 2019-10-25
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2019.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 000-52417

HQDA ELDERLY LIFE NETWORK CORP.

(Name of small business issuer in its charter)

Nevada	98-1225287
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8780 Valley Blvd., Suite J

Rosemead, California 91770

(Address of principal executive offices)

Issuer’s telephone number	(626) 877-8187

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HQDA	OTC Markets Group

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, as quoted by the OTC Pink market on December 31, 2018: $59,710,374

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

139,314,416 as at October 23, 2019

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

Restatement of Previously Reported Consolidated Annual Financial Statements

In September 2019, we received a report from our external auditors that total payments made for acquisition of assets from Shanghai Qiao Garden was overstated by $4,335,103, other current assets in aggregate were understated by $856,461 and advance subscriptions received were overstated by $3,268,575 on audited balance sheet as of June 30, 2018 on Form 10-K filed on October 12, 2018. We determined that it would be appropriate to correct these errors which are reflected in the consolidated financial statements in this Form 10-K. See Notes to financial statements 2 for summary of the effect of the restatements.

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

HQDA Elderly Life Network Corp. (formerly Hartford Retirement Network Corp.) (“HQDA” or the “Company”) was incorporated in the State of Nevada on January 21, 2004. Our principal offices are located at Suite J, 8780 Valley Blvd., Rosemead, California 91770. Our telephone number is (626) 877-8187.

The Company has not had any bankruptcy, receivership or similar proceeding since incorporation.

Please note that throughout this Annual Report, and unless otherwise noted, the words “we”, “our”, “us”, the “Company” or “HQDA”, refer to HQDA Elderly Life Network Corp.

Our business plan is owning, leasing and/or operating senior living residences that provide seniors with a supportive, home life setting with care and services, including activities of daily living, life enrichment and health and wellness in certain cities in China. We also plan to operate a network carrier, providing scheduled air transportation to passengers, travel destination services to leisure travelers.

The Senior Living Industry

Through our newly acquired and wholly-owned subsidiary, Shanghai Hongfu Health management Ltd., we purchased senior living facilities in April 2018, launched a senior living residences business, which, hosts to mostly men and women over the age of 50. We intend to expand the business of owning, leasing and/or operating senior living residences that will provide seniors with supportive, home life setting with care and services, including activities of daily living, life enrichment and health and wellness in China.

The senior living industry encompasses a broad spectrum of senior living service and care options, which include independent living, assisted living and skilled nursing care. Our primary focus will be on the independent living services. Independent living is designed to meet the needs of seniors who choose to live in an environment surrounded by their peers where they receive services such as housekeeping, meals and activities, but are not reliant on assistance with activities of daily living (for example, bathing, eating and dressing), although we may offer these services through contracts with third parties.

Our operating philosophy is to provide services and care which meet the individual needs of its residents, and to enhance their physical and mental well-being, thereby allowing them to live longer and to “age in place.” These facilities will offer, on a 24-hour basis, personal, supportive and home health care services appropriate for their residents in a home-like setting, which allow residents to maintain their independence and quality of life. We predict that the average of the residents at our facilities will be between 55 and 70.

Our primary focus will be in China, where we intend to grow and become a leader in senior living facilities. We also will seek to develop or acquire facilities and manage or cooperate with existing facilities as well. We believe that by concentrating or “clustering” our facilities in target areas with desirable demographics, can increase the efficiency of our management resources and achieve broad economies of scale.

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

The assisted living industry is highly fragmented in China. At present, the industry is characterized by participants who operate only a limited number of facilities and who frequently can offer only basic assistance with a limited number of activities of daily living. We intend to be characterized by the following: (i) the ability to offer premium accommodations and a comprehensive bundle of standard services for a single inclusive monthly fee; (ii) sophisticated, professional management structures and highly trained employees; (iii) a cost-efficient, user-specific prototype facility; and (iv) experience in providing home health care services.

Our facilities will provide services and care which are designed to meet the individual needs of its residents, enhance their physical and mental well-being and promote a supportive, independent and home-like setting. Most of our facilities will be primarily designed as premium facilities at which residents receive a comprehensive, bundled package of standard services for a single monthly fee.

We will strive to combine in our facilities the best aspects of independent living with the protection and safety of assisted living, with trained staff members who provide 24-hour care and monitoring of every resident. The senior living facilities will be designed and decorated to have a home-like atmosphere. Residents will be encouraged to furnish their rooms with personal items they have collected during their lifetime. Our senior living facilities differ from skilled nursing facilities in that our senior living facilities will not provide the more extensive, and costly, nursing and medical care found in nursing homes.

Aviation and Travel

In less than two decades China has grown from travel minnows to the world’s more powerful outbound market. According to China Tourism Academy, Chinese travelers made a total of 140 million outbound trips in 2018, up 13.5 percent from the previous year’s 129 million. They have spent more than $120 billion, compared to $100 billion in 2017. China has become a main contributor to the global tourism industry. The China outbound Tourism Research Institute predicts that overseas trips by the Chinese residents will reach more than 400 million by 2030.

In April 2019, we entered into a Business Project Investment Agreement (the “Acquisition Agreement”) through our wholly owned subsidiary with Palau Asia-Pacific International Aviation and Travel Agency consisting of Palau Asia Pacific Air Management Limited, Global Tourism Management Limited and Global (Guangzhou) Tourism Service Co., Ltd. (collectively the “Project Company”) pursuant to which we will acquire 51% of the issued and outstanding capital stock of Project Company for $8,000,000, representing 49% of the Project Company’s dividend distribution, voting rights and liquidation interest of assets.

The Project Company currently has 2 scheduled air lines from Macao to Palau, where there is a series of islands in West Pacific Rim and Macao to Cambodia. Palau is relatively unknown destination for Chinese travelers. We control marketing, scheduling, ticketing, pricing and seat inventories. Our mission is to help Chinese leisure travelers experience Palau and to became a travel company that will provide one stop for all by providing passenger airlines, hotel reservations services and other excursion activity booking services on Palau. We have completed an initial payment of $3,000,000 of the total $8,000,000 purchase price with remaining payments of $2,000,000 and $3,000,00 due on June 30, 2019 and September 30, 2019, respectively. However, the acquisition was subject to continuing due diligence, negotiation and customary closing conditions, including completion of an audit. The process of due diligence and audit are still on going. Therefore, additional payments have been postponed until a satisfactory audit can be delivered and other due diligence has been completed. We cannot be assured that the transaction will be completed as intended.

ITEM 1A. RISK FACTORS

Not required because we are a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable because we are a smaller reporting company.

Employees

At present, we have 18 employees, other than our current officers and directors, who devote their time as required to our business operations.

Competition

Senior assisted living business industry is relatively new and a developing market in China. However, there are already a number of companies that have entered the market with substantially more capital and resources that are capable of securing a greater number of customers. We will compete with numerous other companies providing similar long-term care alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent facilities. Nursing facilities that provide long-term care services are also a potential source of competition for us. Providers of assisted living communities compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the facilities, services offered, family preferences, physical referrals, and locations. Almost all of our competitors will be significantly larger than us and have, or may obtain, greater financial resources than those currently available to us.

The tourism business is highly competitive in China, where we secured a few international flight line rights and launched our business in the tourism industry. Many of our competitors have substantially larger financial resources, customer base and expertise in the business. We face competition from airlines, hotels, travel websites as well as social media websites that provide alternative accommodation services, which impact our customer acquisition and marketing costs.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 2 – DESCRIPTION OF PROPERTY

Corporate Headquarters, California, USA

Our corporate headquarters are located at 8780 Valley Blvd., Suite J, Rosemead, California 91770. Our current premises are adequate for our existing operations.

Real Estate Investments

On April 2, 2018, we entered into an Asset Purchase Agreement whereby we will purchase land, buildings, right to use, construction use rights and other property rights located in Shanghai from non-affiliates for a purchase price of RMB 233,000,000. As of June30, 2019, we made total payments of RMB 163,000,000 with the remaining amount of RMB 70,000,000 due on or before December 31, 2019.  Subsequently, we mad another $1,165,230 (RMB 8,000,000) of payment. Although we have the rights to operate the senior living facilities purchased under this agreement, we have not yet received a deed on some of the assets because the seller involved in several lawsuits that have already resulted in a decision to restrict transfer of purchased assets by a Shanghai court. Therefore, we are not going to make any further payments until the assets are free of the restrictions.

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

Stock Quotations

Quarter ended	High	Low
September 30,2017	$2.00	$1.20
December 31,2017	$1.50	$1.50
March 31,2018	$1.90	$0.75
June 30, 2018	$2.75	$2.75
September 30,2018	$2.75	$1.95
December 31,2018	$1.99	$1.00
March 31,2019	$1.99	$1.99
June 30,2019	$5.00	$1.99

On June 26, 2017, the Company increased the authorized shares of common stock of the Company from 75,000,000 shares to 200,000,000 shares and authorized the issuance of up to 10,000,000 shares of preferred stock, with such rights, preferences and limitations as may be set from time to time by resolution of the Board of Directors.

Holders of Common Stock

As of October 11, 2019, we had 154 stockholders of record holding 139,314,416 shares of common stock.

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

Recent Sales of Unregistered Securities

From June 30, 2018 to June 30, 2019, the Company sold 59,389,416 shares of its common stock (the “Shares”) to Chinese investors for $20,514,870. No shares were sold to U.S.A. residents nor were shares offered for sale in the U.S.A.

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

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION OR PLAN OF OPERATION

You should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. In preparing the management’s discussion and analysis, the registrant presumes that you have read or have access to the discussion and analysis for the preceding fiscal year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earning, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of ours to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our ability to raise capital; and other factors referenced in the Form 10-K.

The use in this Form 10-K of such words as “believes”, “plans”, “anticipates”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statements.

Although we believe that the expectations reflected in any of the forward-looking statements are reasonable, actual results could differ materially from those projected or assumed or any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Plan of Operations

Acquisition-Senior Living Facilities

On April 2, 2018, we entered into an Asset Purchase Agreement (the “APA”) whereby the we will purchase land use rights, buildings, construction rights and other property rights located in Shanghai, China for a total purchase price of $36,991,173 (RMB 233,000,0000 at exchange rate of 0.1587), for the purpose of operating senior living residences in Shanghai that will provide seniors with supportive, home life setting with care and services, including activities of daily living, life enrichment and health and wellness.

Acquisition-Aviation and Travel Agency

In April 2019, we entered into a Business Project Investment Agreement (the “Acquisition Agreement”) with Palau Asia-Pacific International Aviation and Travel Agency consisting of Palau Asia Pacific Air Management Limited, Global Tourism Management Limited and Global (Guangzhou) Tourism Service Co., Ltd. (collectively the “Project Company”) pursuant to which we will acquire 51% of the issued and outstanding capital stock of Project Company for $8,000,000, representing 49% of the Project Company’s dividend distribution, voting rights and liquidation interest of assets. We will appoint three out of total seven board of directors and four board of directors represent the Project Company. The board of directors makes resolution to all important operational decision-making matters.

We have completed an initial payment of $3,000,000 of the total $8,000,000 purchase price with remaining payments of $2,000,000 and $3,000,00 due on June 30, 2019 and September 30, 2019, respectively. However, the acquisition was subject to continuing due diligence, negotiation and customary closing conditions, including completion of an audit. The process of due diligence and audit are still on going. Therefore, additional payments have been postponed until a satisfactory audit can be delivered and other due diligence has been completed. We cannot be assured that the transaction will be completed as intended.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We generated a net loss of $1,823,334 for the year ended June 30, 2019 and $467,482 for the year ended June 30, 2018. As of June 30, 2019, we have a working capital deficiency of $1,412,674.

These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital.

In the notes to our audited consolidated financial statements as of June 30, 2019, included elsewhere in this Form10-K, our auditors included an explanatory paragraph stating that, because our incurred accumulated losses of $3,352,803 for the period from January 21, 2004 (inception) to June 30, 2019, there was substantial doubt about our ability to continue as a going concern.

There is limited historical financial information about the Company upon which to base of an evaluation of our performance. We shifted its focus to senior housing and retirement services and products and aviation and tourism. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new resource exploration company, including limited capital resources, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. To become profitable, we will attempt to implement a plan of operation as detailed above.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional capital in the near future. We anticipate that additional capital will be raised in the form of equity financing from the sale of our common stock. As well, our management is prepared to provide us with short-term loans.

We cannot provide investors with any assurance that we will be able to raise sufficient capital from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing. If we are unable to arrange additional financing, our business plan will fail and operations will cease.

Results of Operations

	For the year ended June 30,
	2019	2018

Revenue	$477,958	$—

Operating costs:
General and administrative cost	1,103,566	108,504
Depreciation and amortization	115,980	1,245
Professional fees	605,244	131,333
Other operating cost	12,515	29,212
	1,837,305	270,294
Operating loss	$(1,359,347)	$(270,294)

Operating loss increased $1,089,053 for the year ended June 30, 2019 as compared to the year ended in June 30, 2018. The increase was due to increases of $995,062 in general and administrative cost, $114,735 in depreciation and amortization expense and $473,911 in professional fees, partially offset by an increase of $477,958 in revenue. The increases in general and administrative cost and depreciation and amortization expenses are due to the launching of senior living residence operations beginning September 2018 in Shanghai.

The increase in professional fees are primarily due to the acquisition cost incurred during the year ended June 30, 2019 for the Acquisition Agreement with Palau Asia-Pacific International Aviation and Travel Agency, for which the purchase agreement was signed in April 16, 2019.

Excluding the non-cash expenses of depreciation and amortization, and non-recurring professional fees, the operating loss would have been $638,123 for the year ended June 30, 2019 as compared to $137,716 for the year ended June 30, 2018.

Balance Sheet Data

	June 30, 2019	June 30, 2018
		As restated
Working capital	$(1,412,674)	$8,833,712
Total assets	$27,706,848	$24,519,156
Accumulated deficit	$(3,352,803)	$(1,529,469)
Total stockholders’ equity	$25,367,943	$22,735,888

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

Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments are outlined in Notes to financial statements 2 ― Summary of Significant Accounting Policies.

Liquidity and Capital Resources

At June 30, 2019, we had cash of $350,734 and liabilities of $2,338,905. We will be required to raise additional capital in order to cover all anticipated administration costs and to proceed with the Asset Purchase Agreement executed on April 2, 2018 and The Acquisition Agreement signed in April 2019.

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

We have agreed to pay the purchase price totaling RMB 233,000,000 in installments. Payments of $23,741,552 (RMB 163,000,000) have been made through June 30, 2019 and the remainder of $10,195,759 (RMB 70,000,000) is due on or before December 31, 2019. Although we have the rights to operate the senior living facilities purchased under this agreement, we have not yet received a deed for Property A because the seller is involved in several lawsuits that have already resulted in a decision to restrict transfer of this asset by a Shanghai court. Therefore, we are not going to make any more payments until this asset is free of the restrictions.

In April 2019, we entered into the “Acquisition Agreement with the Project Company pursuant to which we will acquire 51% of the issued and outstanding capital stock of Project Company for $8,000,000. As of June 30, 2019, the Company made a $3,000,000 of payments.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that would require disclosure.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management’s application of accounting policies. See “2 – Significant Accounting Policies” to our consolidated financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish information required by this item.

ITEM 7 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of HQDA Elderly Life Network Corp. (Formerly Hartford Retirement Network Corp.).

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HQDA Elderly Life Network Corp. (the “Company”) as of 30 June 2018, the related consolidated statements of operations and deficit, cash flows and changes in stockholders’ equity for the years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of 30 June 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ (signature will be added later)

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2014

Vancouver, Canada

October 12, 2018, except for Note 3, as to which the date is October 25, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of HQDA Elderly Life Network Corp.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheet of HQDA Elderly Life Network Corp. and subsidiaries (the “Company”) as of June 30, 2019, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year in the period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, accumulated deficit and generated negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Simon & Edward, LLP

Los Angeles, California

October 25, 2019

We have served as the Company’s auditor since 2019.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Balance Sheets

	June 30, 2019	June 30, 2018
		As restated (1)
ASSETS
Current assets:
Cash	$350,734	$9,701,075
Accounts receivable	1,558	—
Other receivable	404,981	869,071
Receivable - related parties	168,958	46,834
	926,231	10,616,980

Deposits	21,042,068	13,898,300
Properties and equipment, net	5,591,839	3,876
Capitalized software	146,710	—
Total assets	$27,706,848	$24,519,156

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$112,504	$8,460
Unearned revenue	18,659	—
Payable to related party	2,207,742	1,774,808
Total liabilities	2,338,905	1,783,268

Commitments and contingencies – Note 10

STOCKHOLDERS’ DEFICIT
Preferred stock: authorized 10,000,000 shares of $0.001 par value; issued and outstanding, none	—	—
Common stock: authorized 200,000,000 shares of $0.001 par value; issued and outstanding, 139,314,416 and 79,925,000 shares, respectively	139,314	79,925
Additional paid-in capital	29,719,865	9,264,384
Share subscriptions received in advance	—	14,921,048
Accumulated other comprehensive loss	(1,138,433)	—
Accumulated deficit	(3,352,803)	(1,529,469)
Total stockholders’ equity	25,367,943	22,735,888
Total liabilities and stockholders’ equity	$27,706,848	$24,519,156

(1) For discussion on the restatements, see notes to consolidated financial statements 2.

The accompanying notes are an integral part of these consolidated financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Comprehensive Income (loss)

	For the years ended December 31,
	2019	2018

Revenue	$477,958	$—

Operating costs:
General and administrative expenses	1,103,566	108,504
Depreciation and amortization	115,980	1,245
Professional fees	605,244	131,333
Other operating expenses	12,515	29,212
	1,837,305	270,294
Operating loss	(1,359,347)	(270,294)
Other income (expense):
Interest Income	—	3,001
Foreign currency translation loss	(460,133)	(199,135)
Other	(3,854)	(1,054)
Net loss	$(1,823,334)	$(467,482)
Foreign currency translation, net tax	(1,138,433)	—
Comprehensive loss	$(2,961,767)	$(467,482)
Earnings per share
Basic and diluted income (loss) per share	$(0.01)	$(0.01)
Weighted average common shares outstanding	122,709,719	49,008,178

The accompanying notes are an integral part of these consolidated financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Cash Flows

	For the year ended June 30,
	2019	2018
		As restated
Cash flow from operating activities
Net loss	$(1,823,334)	$(467,482)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	115,980	1,245
Changes in operating assets and liabilities:
(Increase) decrease in account receivable	(1,558)	50,000
(Increase) decrease in other receivable	464,090	(868,971)
Increase in related party receivable	(122,124)	(46,834)
Increase (decrease) in accounts payable and accrued liabilities	104,044	(7,427)
Increase in unearned revenue	18,659	—
Decrease in related party payable	432,934	1,774,808
Net cash used in operating activities	(811,309)	435,339

Cash flow from investing activities
Purchase of fixed assets	(4,514)	(5,121)
Deposits made for acquisitions	(13,705,013)	(13,898,300)
Acquisition of capitalized software	(146,710)	—
Net cash used in investing activities	(13,856,237)	(13,903,421)
Cash flow from financing activities
Issuance of common shares, net	5,593,822	8,248,109
Share subscriptions received in advance	—	14,921,048
Net cash provided by financing activities	5,593,822	23,169,157
Effect of exchange rate changes	(276,617)	—
Increase (decrease) in cash	(9,350,341)	9,701,075
Cash, beginning	9,701,075	—
Cash, ending	$350,734	$9,701,075

(1) For discussion on the restatements, see notes to consolidated financial statements 2.

The accompanying notes are an integral part of these consolidated financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Changes in Stockholders’ Equity

	Consolidated Statements of changes in Stockholders’ Equity
	Number of shares issued	Capital stock	Additional paid-in capital	Share subscriptions received in advanced / receivable	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at June 30, 2017	9,945,000	$9,945	$1,086,255	$—	$(1,061,987)	$—	$34,213
Net Loss	—	—	—	—	(467,482)	—	(467,482)
Common shares issued for cash	69,980,000	69,980	8,178,129	—	—	—	8,248,109
Subscriptions received	—	—	—	14,921,048	—	—	14,921,048

Balance at June 30, 2018 (As restated) (1)	79,925,000	$79,925	9,264,384	$14,921,048	$(1,529,469)	$—	$22,735,888

Balance at June 30, 2018	79,925,000	$79,925	$9,264,384	14,921,048	(1,529,469)	—	22,735,888
Net Loss	—	—	—	—	(1,823,334)	—	(1,823,334)
Common shares issued for cash, net	59,389,416	59,389	20,455,481		—	—	20,514,870
Subscriptions received	—	—	—	(14,921,048)	—	—	(14,921,048)
Foreign currency translation, net tax	—	—	—	—	—	(1,138,433)	(1,138,433)
Balance at June 30, 2019	139,314,416	$139,314	$29,719,865	$—	$(3,352,803)	$(1,138,433)	$25,367,943

(1) For discussion on the restatements, see notes to consolidated financial statements 2.

The accompanying notes are an integral part of these consolidated financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Notes to Consolidated Financial Statements

1.	Nature and Continuance of Operations

HQDA Elderly Life Network Corp. (formerly Hartford Retirement Network Corp.) (the “Company”) was incorporated under the laws of the State of Nevada on January 21, 2004. In September 2017, the Company acquired Shanghai Hongfu Health Management Ltd, a company incorporated in the People’s Republic China (“PRC”). Following the acquisition, on April 23, 2018, the Company changed its name to HQDA Elderly Life Network Corp.

Through its newly acquired and wholly-owned subsidiary, Shanghai Hongfu Health management Ltd., The Company purchased senior living facilities and launched a senior living residences business, which, hosts to mostly men and women over the age of 50. The Company intends to expand its business of owning, leasing and/or operating senior living residences that will provide seniors with a supportive, home life setting with care and services, including activities of daily living, life enrichment and health and wellness.

The Company’s consolidated financial statements as of June 30, 2019 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,823,334 and $467,482 for the years ended June 30, 2019 and 2018, respectively. As of June30, 2019, it had a negative working capital deficiency of $1,412,674 while it had a working capital of $8,833,712 at June 30, 2018.

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

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Shanghai Hongfu Health Management Ltd., an entity in the People’s Republic of China (the “PRC”) acquired on November 9, 2017. All inter-company balances have been eliminated upon consolidation. The Company’s fiscal year end is June 30.

Foreign currency translation

The United States dollar (“USD”) is the Company’s reporting currency. The Company’s wholly owned subsidiary, Shanghai Hongfu Health Management Ltd. is located in China. The net sales generated and the related expenses directly incurred from the operations are denominated in local currency, Renminbi (“RMB”). The functional currency of the subsidiary is generally the same as the local currency.

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

Stated on July 1, 2019, the subsidiary has changed its functional currency to RMB. Prior to the change, the functional currency for the Company’s subsidiary in Shanghai was U.S. dollars. Monetary assets and liabilities denominated in local currency, RMB were translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising from the settlement of RMB denominated transactions or balances are included in current earnings. As a result, for the year ended June 30, 2019 and 2018, the Company recorded $460,133 and $199,135 of foreign exchange loss in the consolidated statement of operations, respectively. The Company did not record a cumulative effect adjustment to its beginning retained earnings for this accounting change.

Cash and cash equivalents

Cash and cash equivalents include bank deposits and liquid investments with original maturities of three months or less.

Concentration risk

The Company maintains cash with banks in the USA and PRC. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”).

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of June 30, 2019, $109,850 of the Company’s cash and cash equivalents held by financial institutions was uninsured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Revenue recognition

On July 1, 2018 the Company adopted Accounting Standards Update (“ASU”) 2014-09, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company adopted ASC 606 using the modified retrospective method. The Company evaluated its revenue streams to identify whether it would be subject to the provisions of ASC 606 and any differences in timing, measurement or presentation of revenue recognition. The Company’s main source of revenue is generated from operating senior living residences. The Company recognizes resident fees and services, other than move-in fees, monthly as services are provided. Under ASC 606, the pattern and timing of recognition of income from assisted living facility is consistent with the prior accounting model.

Unearned revenue

Unearned revenue is recorded when payments are received in advance of performing our services obligations and is recognized over the service period. Unearned revenue is primarily related to prepayments of monthly facility and service fees.

Property and equipment

Property and equipment are initially recorded at their historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the depreciable assets:

●	Building: 40 years
●	Building improvements: 8 years
●	Land use rights: 40 years
●	Office equipment and Furniture: 2-5 years

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests to utilize land use rights. This type of arrangement is common for the use of land in the PRC. The Company amortizes land use rights based on the term of the respective land use rights or expected useful lives, which generally ranges from 15 to 50 years. The land use rights of Collective Lands has unlimited useful life time.

The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiary for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income taxes

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

The Tax cut and Jobs Act (the Tax Act), which was enacted in December 2017, decreased the corporate income tax rate from 35.0% to 21.0% beginning on January 1, 2018. The impact of the Tax Act was minimal to the Company’s consolidated financial statements.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, prepaid expense, accounts payable and other payable. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations.

Certain prior year figures have been adjusted to conform to the current year’s presentation.

Recently issued accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840 “Leases.” Under Topic 842, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2018 with early adoptions permitted. The Company will adopt the new standard effective July 1, 2019. As part of the adoption of ASU 2016-02, the Company will make accounting policy election that will not recognizing leases with an initial term of 12 months or less on the consolidated balance sheet. As of June 30, 2019, the Company only has one month-to-month office lease with monthly rent of $1,020. The adoption of this new accounting standard will not have an effect on the Company’s consolidated financial statements.

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

3.	Restatements

In September 2019, the Company received a report from our external auditors that total payments made for acquisition of assets from Shanghai Qiao Garden as of June 30, 2018 was overstated by $4,335,103 (deposit), other current assets in aggregate were understated by $856,461 and advance subscriptions received were overstated by $3,268,575 on audited balance sheet as of June 30, 2018 on Form 10-K filed on October 12, 2018. The Company determined that it would be appropriate to correct these errors.

Restated Consolidated Balance Sheet (Adjusted Line Items)

	June 30, 2018
	As previously reported	As restated	Change
ASSETS
Current assets:
Prepaid expense (1)	6,567	816,194	$(809,627)
Loan receivable	52,877	46,834	6,043
Other receivable (1)	—	52,877	(52,877)
	59,444	915,905	(856,461)
Deposits	18,233,403	13,898,300	4,335,103
Properties and equipment, net	1,912	3,876	(1,964)
Total assets	$18,294,759	$14,818,081	$3,476,678

LIABILITIES AND STOCKHOLDERS’EQUITY
Share subscription fund to be returned	1,982,911	-	1,982,911
Payable to related party	—	1,774,808	(1,774,808)
Share subscriptions received in advance	18,189,623	14,921,048	3,268,575
Total liabilities and stockholders’ equity	$20,172,534	$16,695,856	$3,476,678

(1): Combined in one financial statement line to Other receivable on consolidated balance sheet

4.	Related Party Transactions

Receivable and Payable

Receivable from related parties amounted $168,958 and $46,834 at June 30, 2019 and June 30, 2018, respectively. Payable to related parties amounted to $2,207,742 and $1,774,808 at June 30, 2019 and June 30, 2018, respectively. The related party amounts are mainly are results of normal operations dealing with companies that owned by the Company’s CEO.

Related party transactions

On July 2018, the Company entered a $172,600 (RMB1,185,000) service agreement with one party that is under the common control of the Company’s CEO to develop the Company’s website and a BBC shopping App. As of June 30, 2019, the project has not yet finished, the Company capitalized the development cost of the website and App in the amount of $146,710 based on the completion percentage method. The entire project is expecting to finish by the end of 2019.

Other

During the year ended June 30, 2019 and 2018, the Company paid management fees of $126,000 and $91,000, respectively, to the Company’s Chief Financial Officer. For the year ended June 30, 2019 and 2018, the Company owed to its Chief Financial Officer the amounts of $11,958 and $3,160, respectively, included in accrued liabilities. The amounts represent expenses paid by the Company’s CFO on behalf of the Company.

5.	Acquisitions

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

Description	Location	Amount (1)	Amount
		(in dollars)	(in RMB)
Building and building improvements and land use rights (Asset A)	Shanghai Pudong New Area Zhangjiang Ziwei Rd No. 372 and No. 376.	30,778,879	193,870,000
Land use rights (Asset B)	Shanghai Chongming District San Shuang Gong Lu No. 4797.	6,212,294	39,130,000
		36,991,173	233,000,000

(1) The exchange rate of 0.1587 was used to translate the RMB amounts at purchase date.

As of June 30, 2019, the Company has paid a total of $23,741,552 (RMB 163,000,000), subsequently paid another $1,165,230(RMB 8,000,000). On September 1, 2018, the Company obtained the full management and operation rights of the senior hotel property and other assets (Property A) located at Shanghai Pudong New Area pursuant to the Operation Rights Transferring Agreement entered on August 31, 2018 with the seller. Although the Company has the rights to operate the senior living services of Asset A purchased under this agreement, and is currently generating revenues, the Company has not received a deed because the seller is involved in several lawsuits that have resulted in decisions to restrict transferring it by Shanghai local district courts. Therefore, The Company has decided not to make any further payments until the asset is free of the restrictions. As of June 30, 2019, $18,042,123 payments made for Asset A was recorded as deposit. Further, the Company consummated the share purchase agreement to acquire the entity – Shanghai Qiaoyuan Information Technology Co., Ltd (“SH QYIT”) on November 2018 who holds the land use rights of Property B located on Shanghai Chongming. Asset B has been transferred to Properties and equipment, net during the year ended June 30, 2019. The two acquisitions were accounted for assets acquisition.

On April 16, 2019 the Company entered into a Business Project Investment Agreement (the “Acquisition Agreement”) with Palau Asia-Pacific International Aviation and Travel Agency consisting of Palau Asia Pacific Air Management Limited, Global Tourism Management Limited and Global (Guangzhou) Tourism Service Co., Ltd. (collectively the “Project Company”) pursuant to which it will acquire 51% of the issued and outstanding capital stock of Project Company for $8,000,000, representing 49% of the Project Company’s dividend distribution, voting rights and liquidation interest of assets. The Project Company will remain the main operator of the existing business. The $8,000,000 will be paid as follows: $3,000,000 on or before April 27, 2019; $2,000,000 on or before June 30, 2019 and $3,000,000 on or before September 30, 2019. As of June 30, 2019, the Company made a $3,000,000 payment. However, the acquisition was subject to continuing due diligence, negotiation and customary closing conditions, including completion of an audit. The process of due diligence and audit are still on going. Therefore, additional payments have been postponed until a satisfactory audit can be delivered and other due diligence has been completed. We cannot be assured that the transaction will be completed as intended.

In September 2017, the Company purchased Shanghai Hongfu Health Management Ltd, a company incorporated in the People’s Republic China with a purchase price of RMB350,000 ($53,790). The Company had $59,812 in net asset at fair value and $1,820 in cash. The acquisition was for the purpose of entering senior residential service industry in China as acquired company had all necessary licenses.

6.	Properties and Equipment, net

	June 30, 2019	June 30, 2018

Land use rights and land use rights improvements	$5,699,429	$—
Furniture and office equipment	10,039	5,121
Accumulated depreciation	(117,629)	(1,245)
	$5,591,839	$3,876

Capitalized software	$146,710	$—

During the years ended June 30, 2019 and 2018, the depreciation expenses amounted to $115,980 and $1,245, respectively.

7.	Capital Stock

During the year ended June 30, 2019, the Company issued 59,389,416 shares, net of cancellations through private placements to Chinese investors (Regulation S) in cash. As of June 30, 2019, and June 30, 2018, the total issued and outstanding capital stocks was 139,314,416 and 79,925,00 common shares, respectively, with a par value of $0.001 per common share.

8.	Income Taxes

For the years ended June 30, 2019 and 2018, the Company recorded zero income tax provision due to the Company’s loss position.

United States Tax

HQDA is a Nevada corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017. No provision for income taxes in the United States has been made as HQDA had no taxable income for the years ended June 30, 2019 and 2018.

PRC Tax

The tax law in PRC applies an income tax rate of 25% to all enterprises. The Company’s subsidiary does not receive any preferential tax treatment from local government.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For the years ended June 30,
	2019	2018
Loss before income taxes	$(1,823,334)	$(467,482)
United States federal corporate income tax rate	21%	21%
Income tax credit comouted at united states statutory	(382,900)	(98,171)
Rate differential in PRC and other items	22,486	66,975
	(360,414)	(31,196)
Less: Change in valuation allowance	360,414	31,196
Income tax provision (benefit)	$—	$—

The tax effect of temporary differences that give arise to significant portion of the deferred tax assets are presented below:

	June 30, 2019	June 30, 2018
Net income tax operating loss carry forward	$597,011	$176,134
Less: Valuation allowance	(597,011)	(176,134)
Net deferred tax assets	$—	$—

As of June 30, 2019, the Company had an unused net operating loss carry-forward balance of approximately $2,170,950 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires in various years between 2023 and 2039. Management believes it is more likely than not that the Company will not realize those potential tax benefits as the operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

9.	Supplemental Cash Flow Information

	For the year ended June 30,
	2019	2018
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$828
Transfer of deposits to properties	$5,738,210	$—

10.	Segment Information

The Company operates in one industry segment, being the senior housing and retirement services through its wholly owned subsidiary in China. As of June 30, 2019, the subsidiary had an amount of $24,453,749 in total assets, excluding inter-company balances, and it generated $477,958 in revenue. There was no revenue generated from inter-company transactions.

11.	Commitments

The Company entered into the APA to acquire two properties in Shanghai totaling RMB 233,000,000. Payments of $23,741,552 (RMB 163,000,000) have been made through June 30, 2019 and subsequently made another $1,165,230 (RMB 8,000,000). The remaining of $9,030,529(RMB 62,000,000) is due on or before December 31, 2019. Due to the seller of the asset is involved in several lawsuits that have resulted in a decision to restrict transfer of certain assets under this purchase agreement by Shanghai local district courts, the Company has decided not to make any further payments until the asset is free of the restrictions. The Company has no knowledge of when the restrictions will be lifted by the courts.

12.	Subsequent events

None.

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

Changes in internal controls

Based on the evaluation as of June 30, 2019, Ms. Ziyun Xu, our Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8A(T) – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures above.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors and Executive Officers

Name of Director	Age	Position	Since
Ziyun Xu	49	CEO, President, Director	4/12/18
Peigeng Xu	40	Director	4/12/18
Jimmy Zhou	50	CFO, Secretary, Director	5/17/17
Haixiang Shen	40	Independent Director	4/12/18

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Ziyun Xu, President and Chief Executive Officer and Director

Ms. Ziyun Xu is the president of HQDA International Investment Holdings Ltd., Shanghai Zhonghuiai Wufu Investment Group, Guangdong Wugufushuo E-commerce Ltd., Sichuan Mianyang Wufu Ecological Tourism Co., Ltd, ZHA Wu Fu (Shanghai) Hotel Management Co. Ltd., China Elderly & Ecological Development Foundation Fund. Ms. Xu graduated from Hongkong International Business College in 1993 and worked in foreign enterprises in charge of marketing and planning in China thereafter. In 2003, she worked as the planning manager and journalist in “Golden Era” magazine of Guangdong Provincial Committee of the Youth League in Chinese government. In 2007, she started her own entrepreneurship. In 2009, she began to research the Chinese market on the industry of the senior services. In 2012, she established the senior retirement services and organized her own team to implement her innovational concept of the retirement model of the “Zero Pay”. This business model has been proved by her success in the Chinese senior retirement industry.

Peigeng Xu, Director

Mr. Peigeng Xu is a manager of HQDA International Investment Holdings Ltd. and the general manager of Sichuan Mianyang Wufu Ecological Tourism Co., Ltd. He graduated from Guangzhou Academy of Fine Arts in 2001 and joined in HQDA in 2013. He has served as a successful manager in the operation of the company and made Xunlongshan Scenic Area into a national AAAA-grade tourist attraction in 2015, along with maintaining an excellent reputation in the Chinese tourism industry.

Jimmy Zhou, Chief Financial Officer and Director

Mr. Zhou, prior to his appointment as CFO and Secretary of the Corporation, he was employed as CEO/CFO from July 2015 until October 2016 by Kiwa Bio-Tech Products Group located in Claremont, Ca (“KWBT”). KWBT is a public company involved in the development, manufacture, distribution and marketing of innovative, cost-effective and environmentally safe bio-technological products for agriculture. Prior to that Mr. Zhou was employed by AXA Advisors LLC (“AXA”) in California as a financial advisor from 2000 to 2007. He became a Certified Estate Planner (CEP) and a Registered Financial Consultant (RFC) in 2005. From 2007 to 2008, Mr. Zhou was involved in investment banking projects between China and the United States. Since 2008, Mr. Zhou has worked as an independent business consultant and an offshore financial advisor to clients in China for over 5 years. Mr. Zhou graduated from Shanghai International Studies University in China in 1990.

Haixiang Shen, Independent Director

Mr. Haixiang Shen is a partner of Shanghai Office of Zhongyin Law Firm. He graduated in 2008 from the University of Political Science and Law in China with a bachelor’s degree. He is an experienced lawyer and investment advisor in investment and financing, enterprise legal advisory, pension industry investment and commercial merger and acquisition services, and has participated in a number of large commercial mergers and acquisitions since 2008.

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

Family Relationships

Ms. Xu and Mr. Xu are sister and brother.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All other Compensation	Total
Ziyun Xu (3)
Chief Executive Officer and a Director	2019	$—	$—	$—	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—	$—	$—	$—
	2017	$—	$—	$—	$—	$—	$—	$—	$—

Lianyue Song (1)(2)
President, Chief Executive Officer and a Director	2019	$—	$—	$—	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—	$—	$—	$—
	2017	$—	$—	$—	$—	$—	$—	$—	$—

Jimmy Zhou (4)
Chief Financial Officer and a Director	2019	$—	$—	$—	$—	$—	$—	$126,460	$126,460
	2018	$—	$—	$—	$—	$—	$—	$91,000	$91,000
	2017	$—	$—	$—	$—	$—	$—	$—	$—

Peigeng Xu (3)
Director	2019	$—	$—	$—	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—	$—	$—	$—
	2017	$—	$—	$—	$—	$—	$—	$—	$—

Haixiang Shen (3)
Director	2019	$—	$—	$—	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—	$—	$—	$—
	2017	$—	$—	$—	$—	$—	$—	$—	$—

Notes:

(1) Appointed on May 4, 2017.

(2) Resigned on July 12, 2019

(3) Appointed on April 12, 2018

(4) Appointed on May 17, 2017

Outstanding Equity Awards

As of September 26, 2019, our directors and executive officers did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our directors did not earn any compensation during the fiscal year ended June 30, 2019 and 2018.

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

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of October 14, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. In computing the number and percentage of shares beneficially owned by each person, we include any shares of common stock that could be acquired within 60 days of October 14, 2018, by the exercise of options or warrants.

Name and Address		Amount of Beneficial Ownership		Percent of Class

HQDA International Holdings Ltd. Unit 1206, Greenfield Tower, Concordia Plaza #1 Science Museum Road, Kowloon, Hong Kong	Common Stock	94,231,867	(1)	67.6%

Ziyun Xu, Pres./CEO/ Chairperson of the Board 3 rd Floor, Asia International Hotel YueXiu District, Guangzhou City, China	Common Stock	94,231,867	(1)	67.6%

Jimmy Zhou, CFO/Sec. & Director 8780 Valley Blvd., Ste. J, Rosemead, CA 91770	Common Stock	137,500		*

Haixiang Shen 3 rd Floor, Asia International Hotel YueXiu District, Guangzhou City, China	Common Stock	-0-		-0-

Peigeng Xu 3 rd Floor, Asia International Hotel YueXiu District, Guangzhou City, China	Common Stock	-0-		-0-

Directors and officers as a group (4)	Common stock	94,369,367		67.7%

* Less than 1%

(1)	Ms. Xu, the CEO of the Company, is the President and controlling shareholder of HQDA International Holdings Ltd., and as such Ms. Xu has discretionary voting and investment authority over these shares.

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

On April 7, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with HQDA International Holdings Limited (the “Investor”), wherein the Company sold 47,500,000 shares of its common stock (the “Shares”) for an aggregate of $7,124,109 (the “Purchase Price”) and Bin He and Zhenghui Zhang, two non-affiliated shareholders of the company ( collectively the “Seller”), who pursuant to the SPA sold 5,000,000 shares that they owned of the Company’s common stock to the Investor for $749,906 (the “Seller Purchase Price”). Upon the closing, the Investor assumed control of the Company with approximately 65% ownership of the outstanding common stock of the Company.

In accordance with the Agreement, upon the closing, most of the old officers and directors resigned and the current officers and directors were appointed.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the year ended June 30, 2019 and 2018, the Company paid management fees of $94,000 and $126,000, respectively, to the Company’s Chief Financial Officer.

For the year ended June 30, 2019 and 2018, the Company owed to its Chief Financial Officer amounts of $11,958 and $3,160, respectively, included in accrued liabilities. The amounts represent expenses paid by the Company’s CFO on behalf of the Company that was not reimbursed at each year end.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2019	2018
Audit fees*	$18,000	$25,000
Audit-related fees**	6,000	12,000
Tax fees	—	1,000
Total fees paid or accured to our principal accountants	$24,000	$38,000

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

HQDA ELDER LIFE NETWORK CORP.

BY:	/s/ Ziyun Xu
Ziyun Xu, Chief Executive Officer

BY:	/s/ Jimmy Zhou
Jimmy Zhou, Chief Financial Officer

DATE:	October 25, 2019

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/s/ Ziyun Xu
Ziyun Xu, Chief Executive Officer

Date:	October 25, 2019

BY:	/s/ Jimmy Zhou
Jimmy Zhou, Chief Financial Officer

DATE:	October 25, 2019

