Form 10-Q
period 2019-09-30
HQDA ELDERLY LIFE NETWORK CORP.
filed 2019-11-19
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at November 15, 2019, was 139,314,416.

HQDA ELDERLY LIFE NETWORK CORP.

(formerly HARTFORD RETIREMENT NETWORK CORP.)

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Balance Sheets

	September 30,	June 30,
	2019	2019
ASSETS
Current assets:
Cash	$102,936	$350,734
Accounts receivable	2,106	1,558
Other receivable	302,623	404,981
Receivable - related parties	75,866	168,958
	483,531	926,231

Deposits	21,516,591	21,042,068
Properties and equipment, net	5,354,093	5,591,839
Capitalized software	141,434	146,710
Total assets	$27,495,649	$27,706,848

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$79,539	$112,504
Unearned revenue	28,942	18,659
Payable to related party	2,940,481	2,207,742
Total liabilities	3,048,962	2,338,905

Commitments and contingencies – Note 8

STOCKHOLDERS’ DEFICIT
Preferred stock: authorized 10,000,000 shares of $0.001 par value; issued and outstanding, none	—	—
Common stock: authorized 200,000,000 shares of $0.001 par value; issued and outstanding, 139,314,416 shares	139,314	139,314
Additional paid-in capital	29,719,865	29,719,865
Accumulated other comprehensive loss	(1,909,587)	(1,138,433)
Accumulated deficit	(3,502,905)	(3,352,803)
Total stockholders’ equity	24,446,687	25,367,943
Total liabilities and stockholders’ equity	$27,495,649	$27,706,848

(1) For discussion on the restatements, see notes to consolidated financial statements 2.

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Comprehensive Income (loss)

(Unaudited)

	Three months ended September 30,
	2019	2018
		As restated (1)
Revenue	$172,176	$41,782

Operating costs:
General and administrative expenses	250,861	46,755
Depreciation and amortization	37,594	340
Professional fees	27,500	108,862
Other operating expenses	5,981	1,689
	321,936	157,646
Operating loss	(149,760)	(115,864)
Other income (expense):
Interest Income	—	3,571
Other	(342)	(113)
Net loss	$(150,102)	$(112,406)
Foreign currency translation, net tax	(771,154)	(282,482)
Comprehensive loss	$(921,256)	$(394,888)
Earnings per share
Basic and diluted income (loss) per share	$(0.00)	$(0.01)
Weighted average common shares outstanding	139,314,416	62,740,452

(1) For discussion on the restatements, see notes to consolidated financial statements 2.

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended September 30,
	2019	2018
		As restated (1)
Cash flow from operating activities
Net loss	$(150,102)	$(112,406)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	37,594	340
Changes in operating assets and liabilities:
Increase in account receivable	(1,527)	—
Decrease in other receivable	102,358	59,102
Decrease (increase) in related party receivable	93,092	(3,659,013)
(Decrease) increase in accounts payable and accrued liabilities	(32,965)	24,086
Increase in unearned revenue	10,283	9,822
Increase (decrease) in related party payable	732,739	(64,270)
Net cash used in operating activities	791,472	(3,742,339)

Cash flow from investing activities
Advance of loans to a related party	—	(4,360,971)
Deposits made for acquisitions	(1,141,878)	(4,405,933)
Net cash used in investing activities	(1,141,878)	(8,766,904)
Cash flow from financing activities
Issuance of common shares, net	—	3,752,350
Net cash provided by financing activities	—	3,752,350
Effect of exchange rate changes	102,608	(779,128)
Increase (decrease) in cash	(247,798)	(9,536,021)
Cash, beginning	350,734	9,701,075
Cash, ending	$102,936	$165,054
Supplemental Disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

(1) For discussion on the restatements, see notes to consolidated financial statements 2.

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

				Share subscriptions		Accumulated
	Number of shares	Capital	Additional paid-in	received in advanced /	Accumulated	other comprehensive	Total stockholders’
	issued	stock	capital	receivable	Deficit	income (loss)	equity

Balance at June 30, 2018 (1)	79,925,000	$79,925	$9,264,384	14,921,048	(1,529,469)	—	22,735,888
Net Loss	—	—	—	—	(112,406)	—	(112,406)
Common shares issued for cash, net	57,203,013	57,204	18,616,194		—	—	18,673,398
Subscriptions received	—	—	—	(14,921,048)	—	—	(14,921,048)
Foreign currency translation, net tax	—	—	—	—	—	(882,482)	(882,482)
Balance at September 30, 2018 (As restated)(1)	137,128,013	$137,129	$27,880,578	$—	$(1,641,875)	$(882,482)	$25,493,350

Balance at June 30, 2019	139,314,416	$139,314	$29,719,865	—	(3,352,803)	(1,138,433)	25,367,943
Net Loss	—	—	—	—	(150,102)	—	(150,102)
Foreign currency translation, net tax	—	—	—	—	—	(771,154)	(771,154)
Balance at September 30, 2019	139,314,416	$139,314	$29,719,865	$—	$(3,502,905)	$(1,909,587)	$24,446,687

(1) For discussion on the restatements, see notes to consolidated financial statements 2.

The accompanying notes are an integral part of these consolidated interim financial statements.

1.	Nature and Continuance of Operations

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

The Company’s consolidated financial statements as of September 30, 2019 and for the three months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $150,102 and $112,406 for the three months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, it had a negative working capital deficiency of $2,565,431 while it had a negative working capital deficiency of $1,412,674 at June 30, 2019.

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Shanghai Hongfu Health Management Ltd. All inter-company balances have been eliminated upon consolidation. The Company’s fiscal year end is June 30.

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

Recently issued accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840 “Leases.” Under Topic 842, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2018 with early adoptions permitted. The Company adopted the new standard July 1, 2019. As part of the adoption of ASU 2016-02, the Company made an accounting policy election that will not recognizing leases with an initial term of 12 months or less on the consolidated balance sheet. As of September 30, 2019, the Company only has one month-to-month office lease with monthly rent of $1,020. The adoption of this new accounting standard did not have an effect on the Company’s consolidated financial statements.

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

2.	Restatement

On September 4, 2018, the Company completed an issuance of 41,731,867 shares at $0.15 per share for total proceeds of $6,259,780 to a Chinese company by a private placement. Following the completion of the transaction, the Company’s share price went up to $0.80 per share. At previous auditor’s direction, the Company recorded $27,125,714 of stock-based compensation, which was the difference between market price and issuance price on financial statements issued as of September 30, 2018 and the three month period then ended on Form 10-Q filed on November 19, 2018. However, since the private placement agreement was signed in April 2018 when the share price value was $0.15 and could not be closed until September 2018 when the share price was $0.80, this should not be a stock-based compensation.

The Company also recorded $68,613 in expenses for payments made to a vendor for development of the Company’s website for the three months ended September 30, 2018. This should have been classified as prepaid asset and not an expense. The Company determined that it would be appropriate to correct those errors.

In addition, the Company restated certain balance sheet items as of June 30, 2018 on Form 10-K filed on October 25, 2019. The restatement resulted in balance sheet item adjustments as of September 30, 2018, further affecting a few income statement line items and statement of cash flows.

Restated Consolidated Statement of Operations (Adjusted Line Items) as follows:

	September 30, 2018
	As previously reported	As restated	Change

Stock based compensation	27,125,714	-	$27,125,714
Website development	68,613	-	68,613
Foreign exchange loss (1)	282,482	-	282,482
Depreciation expense (2)	47,797	340	47,457
Net impact to net income	$27,476,809	$340	$27,476,809

EPS effect due to restatement:
Weighted average number of common shares			62,740,452
EPS amount increaed			0.44

(1): This amount reclassed to other comprehensive loss.

(2): Due to reclassification of fixed assets purchased in April 2018 to deposit, see note 4.

3.	Related party Transactions

Receivable and Payable

Receivable from related parties amounted $75,866 and $168,958 at September 30, 2019 and June 30, 2019, respectively. Payable to related parties amounted to $2,940,481 and $2,207,742 at September 30, 2019 and June 30, 2019, respectively. The related party amounts are mainly are results of normal operations dealing with companies that owned by the Company’s CEO.

Related party transactions

On July 2018, the Company entered a $172,600 (RMB1,185,000) service agreement with one party that is under the common control of the Company’s CEO to develop the Company’s website and a BBC shopping App. As of September 30, 2019, the project has not yet finished, the Company capitalized the development cost of the website and App in the amount of $141,434 based on the completion percentage method. The entire project is expecting to finish by the end of 2019.

During the three months ended September 30, 2018, the Company advanced a loan amount of $4,360,971(RMB 30,000,000) to Zhonghuaai Wufu (Shanghai) Hotel Management Ltd. The loan was unsecured, bears interest at 4.35% per annum and due in one year.

Other

During the three months ended September 30, 2019 and 2018, the Company paid management fees of $31,440 and $24,000, respectively, to the Company’s Chief Financial Officer. As of September 30, 2019, and June 30, 2019, the Company owed to its Chief Financial Officer the amounts of $4,722 and $11,958, respectively, included in accrued liabilities. The amounts represent expenses paid by the Company’s CFO on behalf of the Company.

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

As of September 30, 2019, the Company has paid total of $24,011,121 (RMB 171,000,000). On September 1, 2018, the Company obtained the full management and operation rights of the senior hotel property and other assets (Property A) located at Shanghai Pudong New Area pursuant to the Operation Rights Transferring Agreement entered on August 31, 2018 with the seller. Although the Company has the rights to operate the senior living services of Asset A purchased under this agreement, and is currently generating revenues, the Company has not received a deed because the seller is involved in several lawsuits that have resulted in rulings to restrict transferring it by Shanghai local district courts. Therefore, The Company has decided not to make any further payments until the asset is free of the restrictions. As of September 30, 2019, $18,516,646 payments made for Asset A was recorded as deposit. Further, the Company consummated the share purchase agreement to acquire the entity – Shanghai Qiaoyuan Information Technology Co., Ltd (“SH QYIT”) in November 2018 who holds the land use rights of Property B located on Shanghai Chongming. Asset B has been transferred to Properties and equipment, net in November 2018. The two acquisitions were accounted for assets acquisition. As of September 30. 2018, the Company had transferred Asset A to Properties and equipment, net and reminder payments in payable on the 10-Q filed on November 19, 2018. The Company corrected this error accordingly and the adjustments are reflected on the statement of operations (depreciation of the Asset A, $47,457) and cash flows for three months ended September 30, 2018 in this report.

On April 16, 2019 the Company entered into a Business Project Investment Agreement (the “Acquisition Agreement”) with Palau Asia-Pacific International Aviation and Travel Agency consisting of Palau Asia Pacific Air Management Limited, Global Tourism Management Limited and Global (Guangzhou) Tourism Service Co., Ltd. (collectively the “Project Company”) pursuant to which it will acquire 51% of the issued and outstanding capital stock of Project Company for $8,000,000, representing 49% of the Project Company’s dividend distribution, voting rights and liquidation interest of assets. The Project Company will remain the main operator of the existing business. The $8,000,000 will be paid as follows: $3,000,000 on or before April 27, 2019; $2,000,000 on or before June 30, 2019 and $3,000,000 on or before September 30, 2019. As of September 30, 2019, the Company made a $3,000,000 payment. However, the acquisition was subject to continuing due diligence, negotiation and customary closing conditions, including completion of an audit. The process of due diligence and audit are still on going. Therefore, additional payments have been postponed until a satisfactory audit can be delivered and other due diligence has been completed. We cannot be assured that the transaction will be completed as intended.

5.	Properties and Equipment, net

	September 30,	June 30,
	2019	2019

Land use rights and land use rights improvements	$5,494,475	$5,699,429
Furniture and office equipment	7,381	10,039
Accumulated depreciation	(147,763)	(117,629)
	$5,354,093	$5,591,839

Capitalized software	$141,434	$146,710

6.	Capital Stock

As of September 30, 2019, and June 30, 2019, the total issued and outstanding capital stocks was 139,314,416 common shares with a par value of $0.001 per common share. No additional stock issued during three months ended September 30, 2019.

7.	Segment Information

The Company operates in one industry segment, being the senior housing and retirement services through its wholly owned subsidiary in China. As of September 30, 2019, the subsidiary had an amount of $24,448,896 in total assets, excluding inter-company balances, and it generated $172,176 and $41,782 for the three months ended September 30, 2019 and 2018, respectively, in revenue. There was no revenue generated from inter-company transactions.

8.	Commitments

The Company entered into the APA to acquire two properties in Shanghai totaling RMB 233,000,000. Payments of $24,393,723 (RMB 171,000,000) have been made through September 30, 2019. The remaining of $8,844,508 (RMB 62,000,000) is due on or before December 31, 2019. Due to the seller of the asset is involved in several lawsuits that have resulted in rulings to restrict transfer of certain assets under this purchase agreement by Shanghai local district courts, the Company has decided not to make any further payments until the asset is free of the restrictions. The Company has no knowledge of when the restrictions will be lifted by the courts.

9.	Subsequent Event

None.

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

Results of Operations

	Three months ended September 30,
	2019	2018

Revenue	$172,176	$41,782

Operating costs:
General and administrative cost	250,861	46,755
Depreciation and amortization	37,594	340
Professional fees	27,500	108,862
Other operating cost	5,981	1,689
	321,936	157,646
Operating loss	$(149,760)	$(115,864)

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Operating loss decreased $33,896 in the three months period ended September 30, 2019 as compared to the same period ended in 2018. The increase was primarily due to an increase of $130,394 in revenue, partially offset by an increase of $164,290 in total operating cost. The increase in revenue is due to the gradual ramping up of operations at the senior residence since launching in first quarter of 2019.

The increases in general and administrative cost and depreciation and amortization expenses are due to the launching of senior living residence operations beginning of fiscal year 2019 in Shanghai and increase in fixed assets.

Excluding the non-cash expenses of depreciation and amortization, the operating loss would have been $112,166 and $115,524, for the three months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

At September 30, 2019, we had cash on hand of $102,936 and liabilities of $3,048,962. We will require additional funding in order to cover all anticipated administration costs and to proceed with the Asset Purchase Agreement executed on April 2, 2018 and to seek out additional travel agents for similar contracts. We also intend to provide management services to retirement homes, commercial properties and apartment buildings in China, which will result in higher administrative costs in the future.

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

We have agreed to pay the purchase price totaling RMB 233,000,000 in instalments. Payments of $24,393,723 (RMB 171,000,000) have been made through September 30, 2019 and the remainder of $8,844,508 (RMB62,000,000) is due on or before December 31, 2019. Although we have the rights to operate the senior living facilities purchased under this agreement, we have not yet received a deed for Property A because the seller is involved in several lawsuits that have already resulted in rulings to restrict transfer of this asset by Shanghai local district courts. Therefore, we are not going to make any further payments until this asset is free of the restrictions.

Employees

At present, we have 14 employees, other than our current officers and directors, who devote their time as required to our business operations.

Off-balance Sheet Arrangements

As of September 30, 2019, we have no off-balance sheet arrangements that would require disclosure.

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

HQDA Elderly Life Network Corp.

November 19, 2019	BY:	/s/ Ziyun Xu
Date		Ziyun Xu, Chief Executive Officer

November 19, 2019	BY:	/s/ Jimmy Zhou
Date		Jimmy Zhou, Chief Financial Officer

