Form 10-Q
period 2019-12-31
HQDA ELDERLY LIFE NETWORK CORP.
filed 2020-02-19
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

(626) 877-8187

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at February 14, 2020, was 139,314,416.

HQDA ELDERLY LIFE NETWORK CORP.

(formerly HARTFORD RETIREMENT NETWORK CORP.)

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Balance Sheets

	December 31,	June 30,
	2019	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$75,941	$350,734
Other receivables	230,469	406,539
Receivable - related parties	165,790	168,958
	472,200	926,231

Deposits	22,618,900	21,042,068
Properties and equipment, net	5,410,688	5,591,839
Capitalized software	146,710	146,710
Total assets	$28,648,498	$27,706,848

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$100,686	$131,163
Payable to related parties	3,630,008	2,207,742
Total liabilities	3,730,694	2,338,905

Commitments and contingencies – Note 8

STOCKHOLDERS’ DEFICIT
Preferred stock: authorized 10,000,000 shares of $0.001 par value; issued and outstanding, none	—	—
Common stock: authorized 200,000,000 shares of $0.001 par value; issued and outstanding, 139,314,416 shares	139,314	139,314
Additional paid-in capital	29,719,865	29,719,865
Accumulated other comprehensive loss	(1,319,813)	(1,138,433)
Accumulated deficit	(3,621,562)	(3,352,803)
Total stockholders’ equity	24,917,804	25,367,943
Total liabilities and stockholders’ equity	$28,648,498	$27,706,848

(1) For discussion on the restatements, see consolidated financial statements Note 2.

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Comprehensive Income (loss)

(Unaudited)

	Three months ended December 31		Six months ended December 31
	2019	2018	2019	2018
		As restated(1)		As restated(1)
Revenue	$440,508	$137,423	$612,684	$179,205

Operating costs:
General and administrative expenses	301,374	384,076	552,235	430,831
Depreciation and amortization	36,377	63,110	73,971	63,450
Professional fees	28,552	89,600	56,052	198,462
Other operating expenses	191,476	73,657	197,457	75,346
	557,779	610,443	879,715	768,089
Operating loss	(117,271)	(473,020)	(267,031)	(588,884)

Other expense, net
Interest Income (expense)	—	—	—	3,571
Foreign currency translation loss	—	(460,133)	—	(460,133)
Other	(1,386)	(7,598)	(1,728)	(7,711)
Net loss	$(118,657)	$(940,751)	$(268,759)	$(1,053,157)
Foreign currency translation, net tax	589,774	(1,048,592)	(181,380)	(1,331,074)
Comprehensive loss	$471,117	$(1,989,343)	$(450,139)	$(2,384,231)
Earnings per share
Basic and diluted income (loss) per share	$(0.001)	$(0.004)	$(0.00)	$(0.009)
Weighted average common shares outstanding	139,314,416	137,924,832	139,314,416	120,763,715

(1) For discussion on the restatements, see consolidated financial statements Note 2

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended December 31
	2019	2018
		As restated
Cash flow from operating activities
Net loss	$(268,759)	$(1,053,157)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	73,971	63,450
Changes in operating assets and liabilities:
Increase in other receivable	176,070	174,550
Increase in related party receivable	3,168	46,834
(Decrease) increase in accounts payable and accrued liabilities	(30,477)	78,405
Increase (decrease) in related party payable	1,422,266	(30,787)
Net cash provided by (used in) operating activities	1,376,238	(720,705)

Cash flow from investing activities
Deposits paid for assets purchase	(1,576,832)	(794,644)
Purchase of land use rights	—	(5,687,445)
Loans to related parties	—	(5,760,351)
Net cash used in investing activities	(1,576,832)	(12,242,440)

Cash flow from financing activities
Issuance of common shares	—	5,593,823
Net cash provided by financing activities	—	5,593,823

Effect of exchange rate changes	(74,199)	(1,345,379)
Decrease in cash	(274,793)	(8,714,701)

Cash, beginning	350,734	9,701,075
Cash, ending	$75,941	$986,374

Supplemental Disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

(1) For discussion on the restatements, see consolidated financial statements 2

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Number of		Additional	Share subscriptions received in		Accumulated other	Total
	shares	Capital	paid-in	advanced	Accumulated	comprehensive	stockholders’
	issued	stock	capital	(receivable)	Deficit	loss	equity

Balance at June 30, 2018	79,925,000	$79,925	$9,264,384	$14,921,048	$(1,529,469)	$—	$22,735,888
Net loss	—	—	—	—	(1,053,157)	—	(1,053,157)
Common shares issued	59,389,416	59,389	20,455,481	(14,921,048)	—	—	5,593,822
Foreign currency translation, net tax	—	—	—	—	—	(1,331,074)	(1,331,074)
Balance at 31 December 2018	139,314,416	$139,314	$29,719,865	$—	$(2,582,626)	$(1,331,074)	$25,945,479

Balance at June 30, 2019	139,314,416	$139,314	$29,719,865	$—	(3,352,803)	(1,138,433)	25,367,943
Net loss	—	—	—	—	(268,759)	—	(268,759)
Foreign currency translation, net tax	—	—	—	—	—	(181,380)	(181,380)
Balance at 31 December 2019	139,314,416	$139,314	$29,719,865	$—	$(3,621,562)	$(1,319,813)	$24,917,804

The accompanying notes are an integral part of these consolidated interim financial statements.

1.	Nature and Continuance of Operations

HQDA Elderly Life Network Corp. (formerly Hartford Retirement Network Corp.) (the “Company”) was incorporated under the laws of the State of Nevada on January 21, 2004. In November 2017, the Company acquired Shanghai Hongfu Health Management Ltd, a company incorporated in the People’s Republic China (“PRC”). Following the acquisition, on April 23, 2018, the Company changed its name to HQDA Elderly Life Network Corp.

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

The Company’s consolidated financial statements as of December 31, 2019 and for six months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $268,759 and $1,053,157 for the six months ended December 31, 2019 and 2018, respectively. As of December 31, 2019, it had a negative working capital deficiency of $3,258,494 while it had a negative working capital deficiency of $1,412,674 at June 30, 2019.

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

Foreign currency translation

The United States dollar (“USD”) is the Company’s reporting currency. The Company’s wholly owned subsidiary, Shanghai Hongfu Health Management Ltd. is located in China. The net sales generated, and the related expenses directly incurred from the operations are denominated in local currency, Renminbi (“RMB”). The functional currency of the subsidiary is generally the same as the local currency.

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

On September 4, 2018, the Company completed an issuance of 41,731,867 shares at $0.15 per share for total proceeds of $6,259,780 to a Chinese company by a private placement. Following the completion of the transaction, the Company’s share price went up to $0.80 per share. At previous auditor’s direction, the Company recorded $27,125,714 of stock-based compensation, which was the difference between market price and issuance price on financial statements issued as of September 30 and December 31, 2018, and the three-month and six-month periods then ended on Form 10-Q filed on November 19, 2018 and February 19, 2019. However, since the private placement agreement was signed in April 2018 when the share price value was $0.15 and could not be closed until September 2018 when the share price was $0.80, this should not be a stock-based compensation.

The Company also recorded $68,613 in expenses for payments made to a vendor for development of the Company’s website for the six months ended December 31, 2018. This should have been classified as prepaid asset and not an expense. The Company determined that it would be appropriate to correct those errors.

For three and six months ended December 31, 2018, the Company did not record the loss generated from foreign currency transactions in the amounts of $460,133. The Company determined that they would be appropriate to correct those errors. The restatement resulted in balance sheet item adjustments as of December 31, 2018, further affecting a few income statement line items and statement of cash flows.

Restated Consolidated Statement (Adjusted Line Items) as follows:

	Three months ended December 31
	As previously reported	As restated	Change

Foreign exchange loss (1)	$28,244	$—	$28,244
Foreign currency transaction loss	—	460,133	(460,133)
Net impact to net loss	$28,244	$460,133	$(460,133)

EPS effect due to restatement:
Weighted average number of common shares			137,924,832
EPS amount decreased			$(0.003)

	Six months ended December 31
	As previously reported	As restated	Change

Stock based compensation	$27,125,714	$—	$27,125,714
Website development	68,613	—	68,613
Foreign exchange loss (1)	310,726	—	310,726
Foreign currency transaction loss	—	460,133	(460,133)
Net impact to net loss	$27,505,053	$460,133	$27,044,920

EPS effect due to restatement:
Weighted average number of common shares			120,763,715
EPS amount increased			$0.224

(1): This amount reclassified to other comprehensive loss.

3.	Related party Transactions

Receivable and Payable

Receivable from related parties amounted $165,790 and $168,958 at December 31, 2019 and June 30, 2019, respectively. Payable to related parties amounted to $3,630,008 and $2,207,742 at December 31, 2019 and June 30, 2019, respectively. The related party amounts are mainly are results of normal operations dealing with companies that owned by the Company’s CEO.

Related party transactions

On July 2018, the Company entered a $172,600 (RMB1,185,000) service agreement with one party that is under the common control of the Company’s CEO to develop the Company’s website and a BBC shopping App. As of December 31, 2019, the project has not yet finished, the Company capitalized the development cost of the website and App in the amount of $146,710 based on the completion percentage method. The entire project is expecting to finish in the middle of 2020.

By the end of December 31, 2018, the Company advanced a loan amount of $4,360,971(RMB 30,000,000) to Zhonghuiai Wufu (Shanghai) Hotel Management Ltd. The loan was unsecured, bears interest at 4.35% per annum. The loan was paid back fully by April 2019.

On November 2018, HQDA Guangzhou Company, an entity under common control, borrowed $1,260,613 from the Company for their business operation. The loan receivable was unsecured, bear no interest and due on demand. Subsequently the loan was paid back at its entirety on January 29, 2019.

Other

During the six months ended December 31, 2019 and 2018, the Company paid management fees of $55,892  and $50,000, respectively, to the Company’s Chief Financial Officer.

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

Description	Location	Amount (1)	Amount
		(in dollars)	(in RMB)
Building and building improvements and land use rights	Shanghai Pudong New Area Zhangjiang Ziwei Rd No. 372 and No. 376.	30,778,879	193,870,000
Land use rights	Shanghai Chongming District San Shuang Gong Lu No. 4797.	6,212,294	39,130,000
		36,991,173	233,000,000

(1) The exchange rate of 0.1587 was used to translate the RMB amounts at purchase date.

As of December 31, 2019, the Company has paid total of $25,011,434 (RMB 175,000,000). On September 1, 2018, the Company obtained the full management and operation rights of the senior hotel property and other assets (Property A) located at Shanghai Pudong New Area pursuant to the Operation Rights Transferring Agreement entered on August 31, 2018 with the seller. Although the Company has the rights to operate the senior living services of Asset A purchased under this agreement, and is currently generating revenues, the Company has not received a deed because the seller is involved in several lawsuits that have resulted in rulings to restrict transferring it by Shanghai local district courts. Therefore, the Company has decided not to make any further payments until the asset is free of the restrictions by the end of November 2019. On November 29, 2019, the Company entered a Letter of Understanding regarding the APA with the seller: 1) the Company shall pay RMB4,000,000 immediately upon signing the agreement, and 2) shall arrange the payments of the remaining balance incorporated with the seller’s schedules of external debt settlements in order to lift the courts’ restrictions. During the six months ended December 31, 2019, the Company made additional $1,576,832 (RMB12 million) payment and total $19,618,955 (RMB135,870,000) payments were made for Asset A was recorded as deposit as of December 31, 2019.

Further, the Company consummated the share purchase agreement to acquire the entity – Shanghai Qiaoyuan Information Technology Co., Ltd (“SH QYIT”) in November 2018 who holds the land use rights of Property B located on Shanghai Chongming. Asset B has been transferred to Properties and equipment, net in November 2018. The two acquisitions were accounted for assets acquisition. As of December 31, 2018, the Company had transferred Asset A to Properties and equipment, net and reminder payments in payable on the 10-Q filed on February 19, 2019. The Company corrected this error accordingly and the adjustments are reflected on the statement of operations (depreciation of the Asset B $73,971 for the six months ended December 31, 2018) and cash flows for six months ended December 31, 2018 in this report.

On April 16, 2019 the Company entered into a Business Project Investment Agreement (the “Acquisition Agreement”) with Palau Asia-Pacific International Aviation and Travel Agency consisting of Palau Asia Pacific Air Management Limited, Global Tourism Management Limited and Global (Guangzhou) Tourism Service Co., Ltd. (collectively the “Project Company”) pursuant to which it will acquire 51% of the issued and outstanding capital stock of Project Company for $8,000,000, representing 49% of the Project Company’s dividend distribution, voting rights and liquidation interest of assets. The Project Company will remain the main operator of the existing business. The $8,000,000 will be paid as follows: $3,000,000 on or before April 27, 2019; $2,000,000 on or before June 30, 2019 and $3,000,000 on or before September 30, 2019. As of December 31, 2019, the Company made a $3,000,000 payment. On November 2019, the Project Company suspended their operation due to the unfavorable operation result and no reinstate plan as of the reporting date given the critical social circumstances in Asia, especially in China. We cannot be assured that the transaction will be completed as intended.

5.	Properties and Equipment, net

	December 31,	June 30,
	2019	2019

Land use rights and land use rights improvements	$5,592,557	$5,699,429
Furniture and office equipment	9,354	10,039
Accumulated depreciation	(191,223)	(117,629)
	$5,410,688	$5,591,839

Capitalized software	$146,710	$146,710

For the three months ended December 31, 2019 and 2018, the Company recorded $36,377 and $63,110, respectively, and $73,791 and $63,450 for the six months ended December 31, 2019 and 2018.

6.	Capital Stock

As of December 31, 2019, the total issued and outstanding capital stocks was 139,314,416 common shares with a par value of $0.001 per common share. No additional stock issued for three months and six months ended December 31, 2019.

7.	Segment Information

The Company operates in one industry segment, being the senior housing and retirement services through its wholly owned subsidiary in China. As of December 31, 2019, the subsidiary had an amount of $14,797,701 in total assets, excluding inter-company balances, and it generated $440,508 and $137,423 for the three month ended December 31, 2018, and $612,684 and $179,205 for the six months ended December 31, 2019 and 2018, respectively, in revenue. There was no revenue generated from inter-company transactions.

8.	Commitments

The Company entered into the APA to acquire two properties in Shanghai totaling RMB 233,000,000. Payments of $25,011,434 (RMB 175,000,000) have been made through December 31, 2019. Due to the seller of the asset is involved in several lawsuits that have resulted in rulings to restrict transfer of certain assets under this purchase agreement by Shanghai local district courts, the Company has decided not to make any further payments until the asset is free of the restrictions. The Company has no knowledge of when the restrictions will be lifted by the courts. Therefore, the Company has decided not to make any further payments until the asset is free of the restrictions by the end of November 2019. On November 29, 2019, the Company entered a Letter of Understanding regarding the APA with the seller: 1) the Company shall pay RMB4,000,000 immediately upon signing the agreement, and 2) shall arrange the payments of the remaining balance incorporated with the seller’s schedules of external debt settlements in order to lift the courts’ restrictions. As of December 31, 2019, total $19,618,955 (RMB135,870,000) payments were made for Asset A and the remaining balance is $2,696,947 (RMB18,870,000).

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

Our facilities will provide services and care which are designed to meet the individual needs of its residents, enhance their physical and mental well-being and promote a supportive, independent and home-like setting. Most of our facilities will be primarily designed as premium facilities at which residents receive a comprehensive, bundled package of standard services for a single monthly fee. During the last December 2019, we launch the establishment of the Global Wellness Alliance (GWA), a network platform for international wellness management and services. The combination of online and offline ecosystem strengthens our customer stickiness by means of wellness resources, products, and wellness management information and services.

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

Results of Operations

	Three months ended December 31		Six months ended December 31
	2019	2018	2019	2018
		As restated(1)		As restated(1)

Revenue	$440,508	$137,423	$612,684	$179,205

Operating costs:
General and administrative cost	301,374	384,076	552,235	430,831
Depreciation and amortization	36,377	63,110	73,971	63,450
Professional fees	28,552	89,600	56,052	198,462
Other operating cost	191,476	73,657	197,457	75,346
	557,779	610,443	879,715	768,089
Operating loss	$(117,271)	$(473,020)	$(267,031)	$(588,884)

Three months ended December 31, 2019 compared to three months ended December 31, 2018

Operating loss drop by $355,749 for the three months ended December 31, 2019 as compared to the same period ended in 2018. The increase of revenue amounted to $303,085 accounted for the main reason. The decrease of $82,702 in General and administrative cost in the three months showed that the scale effect of our senior living residence operations business gradually came out.

Excluding the non-cash expenses of depreciation and amortization, the operating loss would have been $80,894 and $409,910, for the three months ended December 31, 2019 and 2018, respectively.

Six months ended December 31, 2019 compared to six months ended December 31, 2018

Operating loss decreased by $321,853 during the six months ended December 31, 2019 as compared to the same period ended in 2018. The increase was primarily due to an increase of $433,379 in revenue, partially offset by an increase of $111,626 in total operating cost. The increase in revenue is due to the gradual ramping up of operations at the senior residence since the Company took over in September 2018.

The increases in general and administrative cost and depreciation and amortization expenses are due to the launching of senior living residence operations in September 2018 in Shanghai and increase in fixed assets.

Excluding the non-cash expenses of depreciation and amortization, the operating loss would have been $193,060 and $525,434 for the six months ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

On December 31, 2019, we had cash on hand of $75,941 and liabilities of $3,730,694. We will require additional funding in order to cover all anticipated administration costs and to proceed with the Asset Purchase Agreement executed on April 2, 2018 and to seek out additional travel agents for similar contracts. We also intend to provide management services to retirement homes, commercial properties and apartment buildings in China, which will result in higher administrative costs in the future.

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

We have agreed to pay the purchase price totaling RMB 233,000,000 in instalments. Payments of $25,011,434 (RMB 175,000,000) have been made through December 31, 2019 and the remainder of $2,696,947 (RMB18,870,000) will be paid till the completion of further negotiation . Although we have the rights to operate the senior living facilities purchased under this agreement, we have not yet received a deed for Property A because the seller is involved in several lawsuits that have already resulted in rulings to restrict transfer of this asset by Shanghai local district courts. Therefore, we are not going to make any further payments until this asset is free of the restrictions.

Employees

At present, we have 14 employees, other than our current officers and directors, who devote their time as required to our business operations.

Off-balance Sheet Arrangements

As of December 31, 2019, we have no off-balance sheet arrangements that would require disclosure.

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

HQDA Elderly Life Network Corp.

February 19, 2020	BY:	/s/ Ziyun Xu
Date		Ziyun Xu, Chief Executive Officer

February 19, 2020	BY:	/s/ Jimmy Zhou
Date		Jimmy Zhou, Chief Financial Officer

