Form 10-Q
period 2020-03-31
HQDA ELDERLY LIFE NETWORK CORP.
filed 2020-05-18
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to __________________

Commission File Number: 000-52417

HQDA ELDERLY LIFE NETWORK CORP.

(Exact name of registrant as specified in its charter)

NEVADA	98-1225287
(State or other jurisdiction of organization)	(IR.S. employer identification no.)

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 8, 2020, was 139,314,416.

HQDA ELDERLY LIFE NETWORK CORP.

(formerly HARTFORD RETIREMENT NETWORK CORP.)

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Balance Sheets

	March 31,	June 30,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$27,482	$350,734
Other receivables	132,648	406,539
Receivable - related parties	163,539	168,958
	323,669	926,231

Deposits	22,638,374	21,042,068
Properties and equipment, net	5,300,065	5,591,839
Capitalized software	146,710	146,710
Total assets	$28,408,818	$27,706,848

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$109,140	$131,163
Payable to related parties	3,770,498	2,207,742
Total liabilities	3,879,638	2,338,905

Commitments and contingencies – Note 8

STOCKHOLDERS’ DEFICIT
Preferred stock: authorized 10,000,000 shares of $0.001 par value; issued and outstanding, none		—
Common stock: authorized 200,000,000 shares of $0.001 par value; issued and outstanding, 139,314,416 shares	139,314	139,314
Additional paid-in capital	29,719,865	29,719,865
Accumulated other comprehensive loss	(1,469,143)	(1,138,433)
Accumulated deficit	(3,860,856)	(3,352,803)
Total stockholders’ equity	24,529,180	25,367,943
Total liabilities and stockholders’ equity	$28,408,818	$27,706,848

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Comprehensive Income (loss)

(Unaudited)

	Three months ended March 31		Nine months ended March 31
	2020	2019	2020	2019
		As restated(1)		As restated(1)
Revenue	$38,432	$80,090	$376,283	$302,554

Operating costs:
General and administrative expenses	248,482	639,252	771,336	1,387,443
Depreciation and amortization	38,276	8,495	112,247	72,008
	286,758	647,747	883,583	1,459,451
Operating loss	(248,326)	(567,539)	(507,300)	(1,156,897)

Other expense, net
Interest Income (expense), net	842	(3,504)	(754)	77,362
Foreign currency translation loss	—	(8,150)	—	(542,565)
Net loss	$(247,483)	$(571,043)	$(508,053)	$(1,622,100)
Foreign currency translation, net tax	(141,142)	(344,891)	(330,710)	(161,350)
Comprehensive loss	$(388,625)	$(915,934)	$(838,763)	$(1,783,450)
Earnings per share
Basic and diluted income (loss) per share	$(0.002)	$(0.004)	$(0.004)	$(0.012)
Weighted average common shares outstanding	139,314,416	139,314,416	139,314,416	139,314,416

(1) For discussion on the restatements, see consolidated financial statements Note 2

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended March 31
	2020	2019
		As restated
Cash flow from operating activities
Net loss	$(508,053)	$(1,622,100)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	112,248	72,008
Changes in operating assets and liabilities：
Increase in other receivable	265,614	185,045
(Decrease) in related party receivable	(8,591)	642
(Decrease) Increase in accounts payable and accrued liabilities	(20,746)	88,903
Increase (Decrease) in related party payable	1,664,259	(24,330)
Net cash provided by (used in) operating activities	1,504,731	(1,299,832)

Cash flow from investing activities
Deposits paid for assets purchase	(1,859,407)	(5,560,651)
Purchase of equipment	—	(5,814,507)
Loans to related parties	—	(2,097,024)
Net cash used in investing activities	(1,859,407)	(13,472,182)

Cash flow from financing activities
Issuance of common shares	—	5,593,822
Net cash provided by financing activities	—	5,593,822

Effect of exchange rate changes	31,424	(161,350)
Decrease in cash	(323,252)	(9,339,542)

Cash, beginning	350,734	9,701,075
Cash, ending	$27,482	$361,533

Supplemental Disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

(1) For discussion on the restatements, see consolidated financial statements Note 2

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

(formerly Hartford Retirement Network Corp.)

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Number of		Additional	Share subscriptions received in		Accumulated other	Total
	shares	Capital	paid-in	advanced	Accumulated	comprehensive	stockholders'
	issued	stock	capital	(receivable)	Deficit	loss	equity

Balance at June 30, 2018	79,925,000	$79,925	$9,264,384	$14,921,048	$(1,529,469)	$—	$22,735,888
Net loss	—	—	—	—	(1,622,100)	—	(1,622,100)
Common shares issued	59,389,416	59,389	20,455,481	(14,921,048)	—	—	5,593,822
Foreign currency translation, net tax	—	—	—	—	—	(161,350)	(161,350)
Balance at 31 March 2019 (Restated)	139,314,416	$139,314	$29,719,865	$—	$(3,151,569)	$(161,350)	$26,546,260

Balance at June 30, 2019	139,314,416	$139,314	$29,719,865	$—	(3,352,803)	(1,138,433)	25,367,943
Net loss	—	—	—	—	(508,053)	—	(508,053)
Foreign currency translation, net tax	—	—	—	—	—	(330,710)	(330,710)
Balance at 31 March 2020	139,314,416	$139,314	$29,719,865	$—	$(3,860,856)	$(1,469,143)	$24,529,180

(1) For discussion on the restatements, see consolidated financial statements Note 2

The accompanying notes are an integral part of these consolidated interim financial statements.

1.	Nature and Continuance of Operations

HQDA Elderly Life Network Corp. (formerly Hartford Retirement Network Corp.) (the “Company”) was incorporated under the laws of the State of Nevada on January 21, 2004. In November 2017, the Company acquired Shanghai Hongfu Health Management Ltd (“Shanghai Hongfu”), a company incorporated in the People’s Republic China (“PRC”). Following the acquisition, on April 23, 2018, the Company changed its name to HQDA Elderly Life Network Corp.

Through its wholly-owned subsidiary, Shanghai Hongfu, The Company purchased senior living facilities and launched a senior living residences business, which, hosts to mostly men and women over the age of 50. The Company intends to expand its business of owning, leasing and/or operating senior living residences that will provide seniors with a supportive, home life setting with care and services, including activities of daily living, life enrichment and health and wellness.

The Company’s consolidated financial statements as of March 31, 2020 and for nine months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $508,053 and $1,622,100 for the nine months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, it had a negative working capital deficiency of $3,555,969 while it had a negative working capital deficiency of $1,412,674 at June 30, 2019.

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Shanghai Hongfu. All inter-company balances have been eliminated upon consolidation. Our unaudited interim Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the Condensed Consolidated Financial Statements. The operating results for the nine months ended March 30, 2020 are not necessarily indicative of the results expected for the full year ending June 30, 2020.

Foreign currency translation

The United States dollar (“USD”) is the Company’s reporting currency. Shanghai Hongfu is located in China. The net sales generated, and the related expenses directly incurred from the operations are denominated in local currency, Renminbi (“RMB”). The functional currency of the subsidiary is generally the same as the local currency.

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

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company believes the adoption of ASU No. 2016-13 will not have a material impact on its financial position and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company believes the adoption of ASU No. 2016-13 will not have a material impact on its financial position and results of operations.

2.	Restatement

The Company restated certain balance sheet items as of June 30, 2018 on Form 10-K filed on October 25, 2019. The restatement resulted in balance sheet item adjustments as of March 31, 2019, further affecting a few income statement line items and statement of cash flows for three-month and nine-month periods ended March 31, 2019.

In additional, the Company also recorded assets A and B under the APA agreement in the amount of $34,718,601 as of March 31, 2019 under properties and equipment during the nine months period ended Mar 31, 2019. However, the payments made toward Asset A should have been classified as deposits and not properties and equipment. The Company determined that it would appropriate to correct those errors.

Restated Consolidated Statement (Adjusted Line Items) as follows:

	Three months ended March 31
	As previously reported	As restated	Change

General and administrative expenses	$850,919	$724,970	$125,949
Depreciation and amortization	325,084	8,495	316,589
Foreign currency transaction loss	529,893	(3,504)	533,397
Net income (loss)	$(566,020)	$(571,043)	$(294,153)
Foreign currency translation, net tax	(639,044)	(344,891)	(294,153)
Comprehensive income (loss)	$(1,205,064)	(915,934)	$(289,130)

EPS effect due to restatement:
Weighted average number of common shares			139,314,416
EPS amount decreased			$(0.002)

	Nine months ended March 31
	As previously reported	As restated	Change

Revenue	302,554	302,554	—
Depreciation and amortization	$436,057	$72,008	$364,049
Foreign currency transaction loss	218,829	(542,565)	761,394
Net income (loss)	$(1,181,837)	$(1,622,100)	$440,263
Foreign currency translation, net tax	(639,044)	(161,350)	(477,694)
Comprehensive income (loss)	$(1,820,881)	$(1,783,405)	$(37,476)

EPS effect due to restatement:
Weighted average number of common shares			109,619,708
EPS amount increased			$(0.000)

3.	Related party Transactions

Receivable and Payable

Receivable from related parties amounted $163,539 and $168,958 at March 31, 2020 and June 30, 2019, respectively. Payable to related parties amounted to $3,770,498 and $2,207,742 at March 31, 2020 and June 30, 2019, respectively. The related party amounts are mainly are results of normal operations dealing with companies that owned by the Company’s CEO.

Related party transactions

On July 2018, the Company entered a $172,600 (RMB1,185,000) service agreement with one party that is under the common control of the Company’s CEO to develop the Company’s website and a BBC shopping App. As of March 31, 2020, the project has not yet finished, the Company capitalized the development cost of the website and App in the amount of $146,710 based on the completion percentage method. The entire project is expecting to finish in the middle of 2020.

Other

During the six months ended March 31, 2020 and 2019, the Company paid management fees of $101,772 and $91,980, respectively, to the Company’s Chief Financial Officer.

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

As of March 31, 2020, the Company has paid total of $24,812,846 (RMB 176 million). On September 1, 2018, the Company obtained the full management and operation rights of the senior hotel property and other assets (Property A) located at Shanghai Pudong New Area pursuant to the Operation Rights Transferring Agreement entered on August 31, 2018 with the seller. Although the Company has the rights to operate the senior living services of Asset A purchased under this agreement, and is currently generating revenues, the Company has not received a deed because the seller is involved in several lawsuits that have resulted in rulings to restrict transferring it by Shanghai local district courts. Therefore, The Company has decided not to make any further payments until the asset is free of the restrictions. On November 29, 2019, the Company entered a Letter of Understanding regarding the APA with the seller: 1) the Company shall pay RMB4,000,000 immediately upon signing the agreement, and 2) shall arrange the payments of the remaining balance incorporated with the seller’s schedules of external debt settlements in order to lift the courts’ restrictions. The Company made another $140,982 (RMB1 million) payment on January 2020. As of March 31, 2020, $19,296,217 (RMB136.87 million)payments made for Asset A was recorded as deposit.

Further, the Company consummated the share purchase agreement to acquire the entity – Shanghai Qiaoyuan Information Technology Co., Ltd (“SH QYIT”) in November 2018 who holds the land use rights of Property B located on Shanghai Chongming. Asset B has been transferred to Properties and equipment, net in November 2018. The two acquisitions were accounted for assets acquisition. As of December 31, 2018, the Company had transferred Asset A to Properties and equipment, net and reminder payments in payable on the 10-Q filed on February 19, 2019. The Company corrected this error accordingly and the adjustments are reflected on the statement of operations (depreciation of the Asset B $72,008 for the nine months ended March 31, 2019) and cash flows for nine months ended March 31, 2019 in this report.

On April 16, 2019 the Company entered into a Business Project Investment Agreement (the “Acquisition Agreement”) with Palau Asia-Pacific International Aviation and Travel Agency consisting of Palau Asia Pacific Air Management Limited, Global Tourism Management Limited and Global (Guangzhou) Tourism Service Co., Ltd. (collectively the “Project Company”) pursuant to which it will acquire 51% of the issued and outstanding capital stock of Project Company for $8,000,000, representing 49% of the Project Company’s dividend distribution, voting rights and liquidation interest of assets. The Project Company will remain the main operator of the existing business. The $8,000,000 will be paid as follows: $3,000,000 on or before April 27, 2019; $2,000,000 on or before June 30, 2019 and $3,000,000 on or before September 30, 2019. As of March 31, 2020, the Company made a $3,000,000 payment. However, the acquisition was subject to continuing due diligence, negotiation and customary closing conditions, including completion of an audit. The process of due diligence and audit are still on going. Therefore, additional payments have been postponed until a satisfactory audit can be delivered and other due diligence has been completed. We cannot be assured that the transaction will be completed as intended as of March 31, 2020.

5.	Properties and Equipment, net

	March 31,	June 30,
	2020	2019

Land use rights and land use rights improvements	$5,516,629	$5,699,429
Furniture and office equipment	6,113	10,039
Accumulated depreciation	(222,677)	(117,629)
	$5,300,065	$5,591,839

Capitalized software	$146,710	$146,710

For the three months ended March 31, 2020 and 2019, the Company recorded $38,276 and $8,495, respectively, and $112,247 and $72,008 for the nine months ended March 31, 2020 and 2019.

6.	Capital Stock

As of March 31, 2020, the total issued and outstanding capital stocks was 139,314,416 common shares with a par value of $0.001 per common share. No additional stock issued for three months and nine months ended March 31, 2020.

7.	Segment Information

The Company operates in one industry segment, being the senior housing and retirement services through Shanghai Hongfu in China. As of March 31, 2020, the subsidiary had an amount of $14,552,394 in total assets, excluding inter-company balances, and it generated revenue in the amounts of $38,432 and $376,283, and $80,090 and $302,554 for the three and nine months ended March 31, 2020 and 2019, respectively. There was no revenue generated from inter-company transactions.

8.	Commitments

The Company entered into the APA to acquire two properties in Shanghai totaling RMB 233,000,000. Payments of $24,812,846 (RMB 176,000,000) have been made through March 31, 2020. Due to the seller of the asset is involved in several lawsuits that have resulted in rulings to restrict transfer of certain assets under this purchase agreement by Shanghai local district courts, the Company has decided not to make any further payments until the asset is free of the restrictions. The Company has no knowledge of when the restrictions will be lifted by the courts.

On February 19, 2020, in response to a request by Shanghai Qiao Hong Real Estate, Ltd and its subsidiaries (the “Plaintiff”) in the lawsuit filed on January 16, 2020 against the Company for breach of contract (the “Lawsuit”) in a District Court in Shanghai, China (the “Court”), the Court dismissed the Lawsuit against the Company.

9.	Subsequent Event

On May 1, 2020, the Plaintiff filed another lawsuit against the Company and Shanghai Hongfu for breach of contract and non-payment of an installment pursuant to an Asset Purchase Agreement entered into between the Company and the Plaintiff on April 2, 2018. The Plaintiff is alleging damages of RMB 76,654,000 (approximately $10,842,150). The lawsuit was filed in a District Court in Shanghai, China. The Company intends to vigorously defend this action. The lawsuit is in its preliminary stages and as of this reporting date there has been no discovery initiated.

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

Results of Operations

	Three months ended March 31		Nine months ended March 31
	2020	2019	2020	2019
		As restated(1)		As restated(1)

Revenue	$38,432	$80,090	$376,283	$302,554

Operating costs:
General and administrative cost	248,482	639,134	771,336	1,387,443
Depreciation and amortization	38,276	8,495	112,247	72,008
	286,758	647,629	883,583	1,459,451
Operating loss	$(248,326)	$(567,539)	$(507,300)	$(1,156,897)

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Operating loss drop by $319,213 for the last three months period ended March 31, 2020 as compared to the same period ended in 2019 mainly due to the decrease of G&A expense. Due to COVID-19 lockdown during last three months in China halted the operation of the senior house in Shanghai , as a result, fixed cost such as utilities and labor decreased sharply.

Excluding the non-cash expenses of depreciation and amortization, the operating loss would have been $210,049 and $559,044, for the last three months ended March 31, 2020 and 2019, respectively.

Nine months ended March 31, 2020 compared to nine months ended March 31, 2019

Operating loss decreased by $507,300 during the last nine months ended March 31, 2020 as compared to the same period ended in 2019. The increase was primarily due to an increase of $73,729 in revenue plus a decrease of general and administrative expenses by $575,868. The lower revenue realized during the nine months ended March 31, 2019 is mainly due to the Company spent some time to restructure the business of the senior hotel after obtained the full management and operation rights on September 1, 2018. The decline in professional fees and other operating cost are due to the fact that the Company just started business during last fiscal year and related initial cost existed

Excluding the non-cash expenses of depreciation and amortization, the operating loss would have been $395,053 and $1,084,889, for the nine months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

On March 31, 2020, we had cash on hand of $27,482 and liabilities of $3,879,638. We will require additional funding in order to cover all anticipated administration costs and to proceed with the Asset Purchase Agreement executed on April 2, 2018 and to seek out additional travel agents for similar contracts. We also intend to provide management services to retirement homes, commercial properties and apartment buildings in China, which will result in higher administrative costs in the future.

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

We have agreed to pay the purchase price totaling RMB 233,000,000 in instalments. Payments of $24,812,846 (RMB 176,000,000) have been made through March 31, 2020 and the remainder of $8,035,979 (RMB57,000,000) will be paid till the completion of further negotiation. Although we have the rights to operate the senior living facilities purchased under this agreement, we have not yet received a deed for Property A because the seller is involved in several lawsuits that have already resulted in rulings to restrict transfer of this asset by Shanghai local district courts. Therefore, we are not going to make any further payments until this asset is free of the restrictions.

Employees

At present, we have 14 employees, other than our current officers and directors, who devote their time as required to our business operations.

Off-balance Sheet Arrangements

As of March 31, 2020, we have no off-balance sheet arrangements that would require disclosure.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On May 1, 2020, a lawsuit was filed against the Company and Shanghai Hongfu Health Management Co. Ltd., one of HQDA’s subsidiaries, by Shanghai Qiao Hong Real Estate, Ltd and its subsidiaries (the “Plaintiff”) for breach of contract and non-payment of an installment pursuant to an Asset Purchase Agreement entered into between the Company and the Plaintiff on April 2, 2018. The Plaintiff is alleging damages of RMB 76,654,000 (approximately $10,842,150). The lawsuit was filed in a District Court in Shanghai, China. The Company intends to vigorously defend this action. The lawsuit is in its preliminary stages and as of this date there has been no discovery initiated.

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

HQDA Elderly Life Network Corp.

May 18, 2020	BY:	/s/ Ziyun Xu
Date		Ziyun Xu, Chief Executive Officer

May 18, 2020	BY:	/s/ Jimmy Zhou
Date		Jimmy Zhou, Chief Financial Officer

