Form 10-K
period 2020-06-30
HQDA ELDERLY LIFE NETWORK CORP.
filed 2020-09-28
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2020.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, as quoted by the OTCQB market on December 31, 2019: $$134,836,047

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

139,314,416 as of September 25, 2020

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

Our primary focus has been in China, where we intend to grow and become a leader in senior living facilities. We also have been seeking to develop or acquire facilities and manage or cooperate with existing facilities as well. We believe that by concentrating or “clustering” our facilities in target areas with desirable demographics, can increase the efficiency of our management resources and achieve broad economies of scale.

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

Real Estate Investments

On April 2, 2018, we entered into an Asset Purchase Agreement whereby we will purchase land, buildings, right to use, construction use rights and other property rights located in Shanghai for a purchase price of RMB 233,000,000. As of June 30, 2020, we made total payments of RMB 176,000,000 with the remaining amount of RMB 57,000,000. Although we have the rights to operate the senior living facilities purchased under this agreement, we have not yet received a deed on some of the assets because the seller involved in several lawsuits that have already resulted in a decision to restrict transfer of purchased assets by a Shanghai court. Therefore, we are not going to make any further payments until the assets are free of the restrictions.

ITEM 3 – LEGAL PROCEEDINGS

HQDA is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments except below:

On May 1, 2020, a lawsuit was filed against the Company and Shanghai Hongfu, by Shanghai Qiao Hong Real Estate, Ltd (i.e. the Seller) and its subsidiaries (the “Plaintiff”) for breach of contract and non-payment of installments pursuant to the APA entered into between the Company and the Plaintiff on April 2, 2018. The Plaintiff is alleging damages of RMB 76,654,000 (approximately $10,842,150), including remaining RMB58 million installments, interest for delayed payment, default penalty, and etc. The lawsuit was filed in a District Court in Shanghai, China. The Company intends to vigorously defend this action. The court had initial opening for the lawsuit on August 8, 2020, the Company questioned whether the Plaintiff could continue to perform its asset delivery obligations under the APA since the Plaintiff is under the criminal investigation by a district police department of Shanghai city and requested the Plaintiff to cooperate with government agencies and courts.

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

Stock Quotations

Quarter ended	High	Low
June 30,2018	$2.75	$2.75
September 30,2018	$2.75	$1.95
December 31,2018	$1.99	$1.00
March 31,2019	$1.99	$1.99
June 30,2019	$5.00	$1.00
September 30,2019	$3.95	$3.50
December 31,2019	$3.50	$3.00
March 31,2020	$3.00	$2.00
June 30,2020	$2.50	$1.50
July 1, 2020 thru September 25, 2020	$1.22	$1.22

On June 26, 2017, the Company increased the authorized shares of common stock of the Company from 75,000,000 shares to 200,000,000 shares and authorized the issuance of up to 10,000,000 shares of preferred stock, with such rights, preferences and limitations as may be set from time to time by resolution of the Board of Directors.

Holders of Common Stock

As of September 25, 2020, we had 145 stockholders of record holding 139,314,416 shares of common stock.

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

Recent Sales of Unregistered Securities

From June 30, 2019 to June 30, 2020, no additional shares were sold to new investors.

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

Plan of Operations

Acquisition-Senior Living Facilities

On April 2, 2018, we entered into an Asset Purchase Agreement (the “APA”) whereby the we will purchase land use rights, buildings, construction rights and other property rights located in Shanghai, China for a total purchase price of $36,991,173 (RMB 233,000,000 at exchange rate of 0.1587), for the purpose of operating senior living residences in Shanghai that will provide seniors with supportive, home life setting with care and services, including activities of daily living, life enrichment and health and wellness.

Acquisition-Aviation and Travel Agency

In April 2019, we entered into a Business Project Investment Agreement (the “Acquisition Agreement”) with Palau Asia-Pacific International Aviation and Travel Agency consisting of Palau Asia Pacific Air Management Limited, Global Tourism Management Limited and Global (Guangzhou) Tourism Service Co., Ltd. (collectively the “Project Company”) pursuant to which we will acquire 51% of the issued and outstanding capital stock of Project Company for $8,000,000, representing 49% of the Project Company’s dividend distribution, voting rights and liquidation interest of assets. After payment of $3,000,000 in 2019, we decided to rescind the agreement with above Project Company on September 8th 2020. According to the rescission agreement, we shall return the 51% stock ownership back to the Project Company and the Project Company shall deliver to us $285,514 and $733,200HK, thus both parties shall release each other from further liability. We have received $285,514 and $733,200HK by the end of June 30, 2020.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We generated a net loss of $4,756,825 for the year ended June 30, 2020 and 1,823,334 for the year ended June 30, 2019. As of June 30, 2020, we have a working capital deficiency of $4,471,670.

These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital.

In the notes to our audited consolidated financial statements as of June 30, 2020, included elsewhere in this Form10-K, our auditors included an explanatory paragraph stating that, because our incurred accumulated losses of $8,109,628 for the period from January 21, 2004 (inception) to June 30, 2020, there was substantial doubt about our ability to continue as a going concern.

There is limited historical financial information about the Company upon which to base of an evaluation of our performance. We shifted its focus to senior housing and retirement services and products. We cannot guarantee we will be successful in our business operations. Our business issubject to risks inherent in the establishment of a new resource exploration company, including limited capital resources, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. To become profitable, we will attempt to implement a plan of operation as detailed above.

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

Results of Operations

	For the years ended June 30,			Percentage
	2020	2019	Changes	of changes

Revenue	$489,831	$477,958	$11,873	2.5%

Operating costs:
Cost of food and beverages	133,701	180,663	(46,962)	(26.0)%
General and administrative cost	1,070,308	1,540,662	(470,354)	(30.5)%
Depreciation and amortization	148,514	115,980	32,534	28.1%
Impairment loss	2,719,643	—	2,719,643	100.0%
Litigation reserve	1,217,240	—	1,217,240	100.0%
	5,289,406	1,837,305	3,452,101	187.9%
Operating loss	$(4,799,575)	$(1,359,347)	(3,440,228)	253.1%

During the first half of 2020, we experienced a suspension due to COVID-19 outbreak in China, thus the gradual ramping up of operations at the senior residence since the first quarter of 2019 was offset by the continuing fixed cost such as utilities and labor.

Operating loss increased by $3,440,228 for the year ended June 30, 2020 as compared to the year ended June 30, 2019. The increase was mainly due to the increases of $2,719,643 in impairment loss and $1,217,240 in Litigation reserve after offset with the decrease of $470,000 professional fee incurred during the year ended June 30, 2019. The increase in impairment loss was mainly contributed by the rescission of the Acquisition Agreement with Palau Asia-Pacific International Aviation and Travel Agency which was signed on April 16, 2019. The macro economic situation drove strategic change during the year. The recoverable amount of total first payment amounted to $3,000,000 was $285,514 together with $733,200HK. The rest of impairment amounted to $99,762 was related to the development cost of a retail APP. Litigation reserve is mainly related to the estimate expenditures of the lawsuits with Shanghai Qiao Hong Real Estate, Ltd and its subsidiaries.

Excluding the non-cash expenses of depreciation and amortization, impairment loss and litigation reserve, the operating loss would be $714,178 for the year ended June 30, 2020 as compared to $1,243,367 for the year ended June 30, 2019.

Balance Sheet Data

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

Liquidity and Capital Resources

At June 30, 2020, we had cash of $119,955 and liabilities of $4,838,968. We will be required to raise additional capital in order to cover all anticipated administration costs and to proceed with the Asset Purchase Agreement executed on April 2, 2018.

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

We have agreed to pay the purchase price totaling RMB 233,000,000 in installments. Payments of $24,879,490 (RMB 176,000,000) have been made by the end of June 30, 2020.

Although we have the rights to operate the senior living facilities purchased under this agreement, we have not yet received a deed for Property A because the seller is involved in several lawsuits that have already resulted in a decision to restrict transfer of this asset by a Shanghai court. Therefore, remain of $8,057,562 (RMB 57,000,000) is not going to pay until this asset is free of the restrictions.

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

ITEM 7 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

HQDA Elderly Life Network Corp.

Rosemead, California

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of HQDA Elderly Life Network Corp. and subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the periods ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two year in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases and the manner in which it accounts for revenue from contracts with customers at July 1, 2019 and 2018, respectively.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Simon & Edward, LLP

Diamond bar, California

September 28, 2020

We have served as the Company’s auditor since 2019.

HQDA Elderly Life Network Corp.

Consolidated Balance Sheets

	June 30,	June 30,
	2020	2019

ASSETS
Current assets:
Cash	$119,955	$350,734
Accounts and other receivables	52,531	406,539
Receivables from related parties	194,812	168,958
	367,298	926,231

Deposits	19,662,519	21,042,068
Properties and equipment, net	5,323,983	5,738,549
Total assets	$25,353,800	$27,706,848

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$91,751	$131,163
Litigation reserve	1,209,892	—
Payables to related parties	3,537,325	2,207,742
Total liabilities	4,838,968	2,338,905

Commitments and contingencies – Note 10

STOCKHOLDERS’ DEFICIT
Preferred stock: authorized 10,000,000 shares of $0.001 par value; issued and outstanding, none	—	—
Common stock: authorized 200,000,000 shares of $0.001 par value; issued and outstanding, 139,314,416 shares	139,314	139,314
Additional paid-in capital	29,719,865	29,719,865
Accumulated other comprehensive loss	(1,234,719)	(1,138,433)
Accumulated deficit	(8,109,628)	(3,352,803)
Total stockholders’ equity	20,514,832	25,367,943
Total liabilities and stockholders’ equity	$25,353,800	$27,706,848

The accompanying notes are an integral part of these consolidated financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Comprehensive Income (loss)

	For the years ended June 30,
	2020	2019

Revenue	$489,831	$477,958

Operating costs:
Cost of food and beverages	133,701	180,663
Selling, general and administrative expenses	1,070,308	1,540,662
Depreciation and amortization	148,514	115,980
Impairment loss	2,719,643	—
Litigation reserve	1,217,240	—
Total operation expenses	5,289,406	1,837,305
Operating loss	(4,799,575)	(1,359,347)
Other income (expense):
Interest Income	126	—
Foreign currency translation loss	—	(460,133)
Other, net	42,624	(3,854)
Total other income (expenses), net	42,750	(463,987)
Net loss	$(4,756,825)	$(1,823,334)
Foreign currency translation, net of tax	(96,286)	(1,138,433)
Comprehensive loss	$(4,853,111)	$(2,961,767)

Earnings per share
Basic and diluted loss per share	$(0.03)	$(0.01)
Weighted average common shares outstanding	139,314,416	122,709,719

The accompanying notes are an integral part of these consolidated financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Cash Flows

	For the years ended June 30,
	2020	2019
Cash flow from operating activities
Net loss	$(4,756,825)	$(1,823,334)
Adjustments to reconcile net loss to cash provided (used in) operating activities:
Impairment loss	2,719,643	—
Depreciation and amortization	148,514	115,980
Litigation reserve	1,217,240	—
Gain on debt forgiveness	(43,150)	—
Changes in operating assets and liabilities:		—
Increase in accounts and other receivables	344,503	462,532
Decrease in related party receivables	(39,049)	(122,124)
(Decrease) Increase in accounts payable and accrued liabilities	(35,780)	122,703
Increase in related party payables	1,669,030	432,934
Net cash provided by (used in) operating activities	1,224,126	(811,309)

Cash flow from investing activities
Deposits paid for assets purchase	(1,848,849)	(13,705,013)
Purchase of equipment	—	(4,514)
Acquisition of capitalized software	—	(146,710)
Cash received from long-term investment to be rescinded	380,119	—
Net cash used in investing activities	(1,468,730)	(13,856,237)

Cash flow from financing activities
Issuance of common shares, net	—	5,593,822
Net cash provided by financing activities	—	5,593,822

Effect of exchange rate changes	13,825	(276,617)

Decrease in cash	(230,779)	(9,350,341)
Cash, beginning	$350,734	$9,701,075
Cash, ending	$119,955	$350,734

The accompanying notes are an integral part of these consolidated financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Changes in Stockholders’ Equity

	Number of		Additional	Share subscriptions		Accumulated other	Total
	shares	Capital	paid-in	received in	Accumulated	comprehensive	stockholders’
	issued	stock	capital	advanced	Deficit	loss	equity

Balance at June 30, 2018	79,925,000	$79,925	$9,264,384	$14,921,048	$(1,529,469)	$—	$22,735,888
Net loss	—	—	—	—	(1,823,334)	—	(1,823,334)
Common shares issued	59,389,416	59,389	20,455,481	—	—	—	20,514,870
Subscriptions received	—	—	—	(14,921,048)	—	—	(14,921,048)
Foreign currency translation, net tax	—	—	—		—	(1,138,433)	(1,138,433)
Balance at June 30, 2019	139,314,416	$139,314	$29,719,865	$—	$(3,352,803)	$(1,138,433)	$25,367,943
Net loss	—	—	—	—	(4,756,825)	—	(4,756,825)
Foreign currency translation, net tax	—	—	—	—	—	(96,286)	(96,286)
Balance at June 30, 2020	139,314,416	$139,314	$29,719,865	$—	$(8,109,628)	$(1,234,719)	$20,514,832

The accompanying notes are an integral part of these consolidated financial statements.

HQDA Elderly Life Network Corp.

Notes to Consolidated Financial Statements

1.	Nature and Continuance of Operations

HQDA Elderly Life Network Corp. (formerly Hartford Retirement Network Corp.) (the “Company”) was incorporated under the laws of the State of Nevada on January 21, 2004. In September 2017, the Company acquired Shanghai Hongfu Health Management Ltd (Shanghai Hongfu”), a company incorporated in the People’s Republic China (“PRC”). Following the acquisition, on April 23, 2018, the Company changed its name to HQDA Elderly Life Network Corp.

Through Shanghai Hongfu, the Company purchased senior living facilities and launched a senior living residences business, which hosts to mostly men and women over the age of 50. The Company intends to expand its business of owning, leasing and/or operating senior living residences that will provide seniors with a supportive, home life setting with care and services, including activities of daily living, life enrichment and health and wellness.

The Company’s consolidated financial statements as of June 30, 2020 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $4,756,825 and $1,823,334 for the years ended June 30, 2020 and 2019, respectively. As of June 30, 2020, it had a negative working capital deficiency of $4,471,670 while it had a working capital of $1,412,674 at June 30, 2019.

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

Foreign currency translation

The United States dollar (“USD”) is the Company’s reporting currency. The Company’s wholly owned operating subsidiary; Shanghai Hongfu is located in China. The net sales generated and the related expenses directly incurred from the operations are denominated in local currency, Renminbi (“RMB”). The functional currency of the subsidiary is generally the same as the local currency.

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

Stated on July 1, 2018, Shanghai Hongfu has changed its functional currency to RMB. Prior to the change, the functional currency for the Company’s subsidiary was U.S. dollars. Monetary assets and liabilities denominated in local currency, RMB were translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising from the settlement of RMB denominated transactions or balances are included in current earnings.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of June 30, 2020 and 2019, nil and $188,372 of the Company’s cash and cash equivalents held by financial institutions were uninsured, respectively. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

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

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests of land use rights. This type of arrangement is common for the use of land in the PRC. The Company amortizes land use rights based on the term of the respective land use rights or expected useful lives, which generally ranges from 15 to 50 years. The land use rights of Collective Lands has unlimited useful life time.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For years ended June 30, 2020 and 2019, the Company recognized $2,719,643 and nil impairment charges on long-lived assets, respectively.

Value added tax

The Company is subject to value added tax (“VAT”) for the wholly owned subsidiary operates at PRC. The applicable VAT rate is 6% for hospitality industry in the PRC for the years ended of June 30, 2020 and 2019. The amount of VAT liability is determined by applying the applicable tax rate to hotel income.

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

The Company’s subsidiary, Shanghai Hongfu was incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts and other receivables, accounts payable and accrued liabilities. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations.

Recently Adopted Accounting Pronouncements

February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840 “Leases.” Under Topic 842, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2018 with early adoptions permitted. The Company adopted the new standard effective July 1, 2019. As part of the adoption of ASU 2016-02, the Company made an accounting policy election that will not recognizing leases with an initial term of 12 months or less on the consolidated balance sheet. As of July 1, 2019, the Company only has one month-to-month office lease with monthly rent of $1,020. The adoption of this new accounting standard had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

3.	Acquisitions

On April 2, 2018, the Company entered into an Asset Purchase Agreement (the “APA”) whereby the Company will purchase Assets A&B, including land use rights, buildings, construction rights and other property rights located in Shanghai from a third party (the “Seller”) for a total purchase price of $36,991,173, which was its approximate fair value as estimated by a third party appraisal firm.

A summary of fair value of the asset as following:

Description	Location	Amount (1)	Amount
		(in Dollars)	(in RMB)
Building and building improvements and land use rights	Shanghai Pudong New Area Zhangjiang Ziwei Rd No. 372 and No. 376.	$30,778,879	193,870,000
Land use rights	Shanghai Chongming District San Shuang Gong Lu No. 4797.	6,212,294	39,130,000
		$36,991,173	233,000,000

(1) The exchange rate of 0.1587 was used to translate the RMB amounts at purchase date.

As of June 30, 2020, the Company has paid a total of $24,879,490 (RMB 176 million). On September 1, 2018, the Company obtained the full management and operation rights of the senior hotel property and other assets (Property A) located at Shanghai Pudong New Area pursuant to the Operation Rights Transferring Agreement entered on August 31, 2018 with the seller. Although the Company has the rights to operate the senior living services of Asset A purchased under this agreement, and is currently generating revenues, the Company has not received a deed because the seller is involved in several lawsuits that have restrictions on assets transferring sentenced Shanghai local district courts. The Company has decided not to make any further payments until the asset is legally free of the restrictions. The Seller filed a lawsuit against Shanghai Hongfu for the contract default and no-payment on installments pursuant to the APA on May 1, 2020. See Note 10 for more details about the lawsuit.

Further, the Company consummated the share purchase agreement to acquire the entity – Shanghai Qiaoyuan Information Technology Co., Ltd (“SH QYIT”) on November 2018 who holds the land use rights of Property B located on Shanghai Chongming. Asset B has been transferred to Properties and equipment, net during the year ended June 30, 2019. The two acquisitions were accounted for assets acquisitions.

On April 16, 2019 the Company entered into a Business Project Investment Agreement (the “Acquisition Agreement”) with Palau Asia-Pacific International Aviation and Travel Agency (“Palau Asia-Pacific”) consisting of Palau Asia Pacific Air Management Limited, Global Tourism Management Limited and Global (Guangzhou) Tourism Service Co., Ltd. (collectively the “Project Company”) pursuant to which it will acquire 51% of the issued and outstanding capital stock of Project Company for $8,000,000, representing 49% of the Project .The Company paid $3,000,000 deposit on April 2019 toward the Acquisition Agreement entered and decided to rescind the investment given the ongoing COVID-19 pandemic. The Company entered a rescission agreement (the “Rescission Agreement”) with Palau Asia-Pacific on September 8, 2020. According to the Rescission Agreement, the Company shall return the 51% stock ownership back to Palau Asia-Pacific, who shall deliver to us $285,514 and $733,200 Hong Kong Dollar back, totaling $94,605 cash, thus both parties shall release each other from further liabilities under the Acquisition Agreement. As of June 30, 2020, the Company recorded $2,619,881 impairment loss on $3,000,000 deposit paid pursuant to the Rescission Agreement. $380,119 total residual amount was received by the end of June 30, 2020.

4.	Properties and Equipment, net

	June 30,	June 30,
	2020	2019
Land use rights and land use rights improvements	$5,531,446	$5,699,429
Furniture and office equipment	6,130	10,039
Capitalized software	46,947	146,710
Accumulated depreciation	(260,540)	(117,629)
Total properties and equipment, net	$5,323,983	$5,738,549

During the years ended June 30, 2020 and 2019, the depreciation expenses amounted to $150,132 and $115,980, respectively. Capitalized software was determined to be impaired of $99,763 during the year ended June 30, 2020 due to the unfavorable business prospective and uncompleted APP development.

5.	Related Party Transactions

Receivable and Payable

Receivable from related parties amounted $194,812 and $168,958 at June 30, 2020 and 2019, respectively. Payable to related parties amounted to $3,537,325 and $2,207,742 as of June 30, 2020 and 2019, respectively. The incremental of related party amounts represented operation advances and funding to support the Company’s daily operations. The payable balances bear no interest and due on demand.

Related party transactions

On July 2018, the Company entered a $172,600 (RMB1,185,000) service agreement with one entity that is under the common control of the Company’s CEO to develop the Company’s website and a BBC shopping APP. The Company capitalized the development cost of the website and APP in the amount of $146,710 based on the completion percentage method with $43,150 payable as of June 30, 2019. During the year ended June 30, 2020, the APP development was halt and no further progress was made while the website was completed. The Company decided and mutually agreed to terminate the remaining APP development effective on June 30, 2020 due to the strategic direction and macro-economic condition. The unperformed obligation under the service agreement for both parties were cancelled semiseriously pursuant to the termination agreement. $43,150 payable to the related party was waived and recognized accordingly as of June 30, 2020.

On September 1, 2019, the Company entered a three-year cooperation agreement with Zhonghuiai Wufu (Shanghai) Hotel Management Co., Ltd., (“ZHAWF Shanghai”), a related party, with respect to the daily operation and management of the senior hotel purchased on April 2018. According to the agreement, the Company shall pay RMB 1million per year to ZHAWF Shanghai for the service provided. The Company amended the execution date of the cooperation agreement from September 1, 2018 to January 1, 2019 with three-year term. For the year ended June 30, 2020, the Company recorded hotel management fee of $213,329 (RMB 1.5 million) and $102,268 payable due to ZHAWF Shanghai as of June 30, 2020.

Other

During the years ended June 30, 2020 and 2019, the Company paid management fees of $143,972 and $126,000, respectively, to the Company’s Chief Financial Officer.

6.	Capital Stock

As of June 30, 2020 and 2019, the total issued and outstanding capital stocks was 139,314,416 with a par value of $0.001 per common share.

7.	Income Taxes

For the years ended June 30, 2020 and 2019, the Company recorded zero income tax provision due to the Company’s loss position.

United States Taxes

HQDA is a Nevada corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017. No provision for income taxes in the United States has been made as HQDA had no taxable income for the years ended June 30, 2020 and 2019.

PRC Tax

The tax law in the PRC applies an income tax rate of 25% to all enterprises. The Company’s subsidiary does not receive any preferential tax treatment from local government.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Years ended June 30,
	2020	2019
Loss before income taxes	$(4,756,825)	$(1,823,334)
United States federal corporate income tax rate	21%	21%
Income tax credit computed at united states statutory	(173,056)	(382,900)
Rate differential in PRC and other items	(23,534)	(22,486)
	(196,590)	(405,386)
Less: Change in valuation allowance	196,590	405,386
Income tax provision (benefit)	$—	$—

The tax effect of temporary differences that give arise to significant portion of the deferred tax assets are presented below:

	June 30,	June 30,
	2020	2019
Net income tax operating loss carry forward	$732,090	$559,034
Less: Valuation allowance	(732,090)	(559,034)
Net deferred tax assets	$—	$—

As of June 30, 2020, the Company had an unused net operating loss carry-forward balance of approximately $4,172,918 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires in various years between 2024 and 2040. Management believes it is more likely than not that the Company will not realize those potential tax benefits as the operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

8.	Supplemental Cash Flow Information

	For the years ended June 30,
	2020	2019
Transfer of deposits to properties	$—	$5,738,210

9.	Segment Information

The Company operates in one industry segment, being the senior housing and retirement services through its Shanghai Hongfu in China. As of June 30, 2020 and 2019, the subsidiary had an amount of $14,461,546 and $24,453,749 in total assets, respectively, excluding inter-company balances, and it generated $489,831 and $477,958 revenue for the years ended June 30, 2020 and 2019, respectively. There was no revenue generated from inter-company transactions.

10.	Contingencies and commitments

The Company entered into the APA to acquire two properties in Shanghai totaling RMB 233,000,000. Payments of $24,879,490 (RMB 176,000,000) have been made through June 30, 2020. Due to the Seller of the assets is involved in several lawsuits that have restrictions of assets transferring assets under this purchase agreement sentenced by Shanghai local district courts, the Company has decided not to make remaining payments until the asset is free of the restrictions on June 2019.

On May 1, 2020, a lawsuit was filed against the Company and Shanghai Hongfu, by Shanghai Qiao Hong Real Estate, Ltd (i.e. the Seller) and its subsidiaries (the “Plaintiff”) for breach of contract and non-payment of installments pursuant to the APA entered into between the Company and the Plaintiff on April 2, 2018. The Plaintiff is alleging damages of RMB 76,654,000 (approximately $10,842,150), including remaining RMB58 million installments, interest for delayed payment, default penalty, and etc. The lawsuit was filed in a District Court in Shanghai, China. The Company intends to vigorously defend this action. The court had initial opening for the lawsuit on August 8, 2020, the Company questioned whether the Plaintiff could continue to perform its asset delivery obligations under the APA since the Plaintiff is under the criminal investigation by a district police department of Shanghai city and requested the Plaintiff to cooperate with government agencies and courts.

As of June 30, 2020, the remaining installments under APA was RMB57,000,000. And for the year ended June 30, 2020, the Company reserved $1,217,240 (approximate RMB8.56 million) amount in connection to the future expenditures of the lawsuit based on the management’s best knowledge.

11.	Subsequent events

The Company has evaluated all subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions except disclosed in Note 5 and 10 that require recognition or disclosures in the consolidated financial statements.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of June 30, 2020, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the “Exchange Act”) are not effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Ms. Ziyun Xu, our Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our annually consolidated financial statements as of June 30, 2020 and believe they are ineffective.

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

Changes in internal controls

Based on the evaluation as of June 30, 2020, Ms. Ziyun Xu, our Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8A(T) – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures above.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors and Executive Officers

Name of Director	Age	Position	Since
Ziyun Xu	51	CEO, President, Director	4/12/18
Peigeng Xu	42	Director	4/12/18
Jimmy Zhou	53	CFO, Secretary, Director	5/17/17
Haixiang Shen	42	Independent Director	4/12/18

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(A) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(A) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2020 all such filing requirements applicable to our officers and directors were current in their filings.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All other Compensation	Total
Ziyun Xu (3)
Chief Executive Officer and a Director	2020	$—	$—	$—	$—	$—	$—	$—	$—
	2019	$—	$—	$—	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—	$—	$—	$—

Lianyue Song (1)(2)
President, Chief Executive Officer and a Director	2020	$—	$—	$—	$—	$—	$—	$—	$—
	2019	$—	$—	$—	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—	$—	$—	$—

Jimmy Zhou (4)
Chief Financial Officer and a Director	2020	$—	$—	$—	$—	$—	$—	$143,972	$143,972
	2019	$—	$—	$—	$—	$—	$—	$126,460	$126,460
	2018	$—	$—	$—	$—	$—	$—	$—	$—

Peigeng Xu (3)
Director	2020	$—	$—	$—	$—	$—	$—	$—	$—
	2019	$—	$—	$—	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—	$—	$—	$—

Haixiang Shen (3)
Director	2020	$—	$—	$—	$—	$—	$—	$—	$—
	2019	$—	$—	$—	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—	$—	$—	$—

Notes:

(1) Appointed on May 4, 2017.

(2) Resigned on July 12, 2019

(3) Appointed on April 12, 2018

(4) Appointed on May 17, 2017

Outstanding Equity Awards

As of September 26, 2020, our directors and executive officers did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

During the years ended June 30, 2020 and 2019, the Company paid management fees of $143,972 and $126,000, respectively, to the Company’s Chief Financial Officer.

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

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the year ended June 30, 2020 and 2019, the Company paid management fees of $143,972 and $126,000, respectively, to the Company’s Chief Financial Officer.

For the year ended June 30, 2020 and 2019, the Company owed to its Chief Financial Officer amounts of $nil and $11,958, respectively, included in accrued liabilities. The amounts represent expenses paid by the Company’s CFO on behalf of the Company that was not reimbursed at each year end.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2020	2010
Audit fees*	$18,000	$18,000
Audit-related fees**	12,000	6,000
Tax fees	—	—
Total fees paid or accrued to our principal accountant	$30,000	$24,000

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

HQDA ELDER LIFE NETWORK CORP.

BY:	/s/ Ziyun Xu
Ziyun Xu, Chief Executive Officer

BY:	/s/ Jimmy Zhou
Jimmy Zhou, Chief Financial Officer

DATE:	September 28, 2020

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/s/ Ziyun Xu
Ziyun Xu, Chief Executive Officer

Date:	September 28, 2020

BY:	/s/ Jimmy Zhou
Jimmy Zhou, Chief Financial Officer

DATE:	September 28, 2020

