Form 10-Q
period 2020-09-30
HQDA ELDERLY LIFE NETWORK CORP.
filed 2020-11-16
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at November 13, 2020, was 139,314,416.

HQDA ELDERLY LIFE NETWORK CORP.

(formerly HARTFORD RETIREMENT NETWORK CORP.)

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HQDA Elderly Life Network Corp.

Consolidated Balance Sheets

	September 30,	June 30,
	2020	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$52,145	$119,955
Accounts and other receivables	68,264	52,531
Receivable - related parties	127,405	194,812
	247,814	367,298

Deposits	20,010,470	19,662,519
Properties and equipment, net	5,434,044	5,277,036
Capitalized software, net	45,774	46,947
Total assets	$25,738,102	$25,353,800

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$146,104	$91,751
Litigation reserve	1,435,542	1,209,892
Payable to related parties	3,845,012	3,537,325
Total liabilities	5,426,658	4,838,968

Commitments and contingencies – Note 8

STOCKHOLDERS’ DEFICIT
Preferred stock: authorized 10,000,000 shares of $0.001 par value; issued and outstanding, none	-	-
Common stock: authorized 200,000,000 shares of $0.001 par value; 139,314,416 shares issued and outstanding,	139,314	139,314
Additional paid-in capital	29,719,865	29,719,865
Accumulated other comprehensive loss	(1,094,553)	(1,234,719)
Accumulated deficit	(8,453,182)	(8,109,628)
Total stockholders’ equity	20,311,444	20,514,832
Total liabilities and stockholders’ equity	$25,738,102	$25,353,800

The accompanying notes are an integral part of these consolidated interim financial statements

HQDA Elderly Life Network Corp.

Consolidated Statements of Operation and Other Comprehensive Loss

(Unaudited)

	Three months ended September 30,
	2020	2019

Revenue	$155,440	$172,176

Operating costs:
Cost of food and beverages	46,855	64,586
Selling, general and administrative expenses	228,966	213,775
Depreciation and amortization	47,949	37,594
Litigation expenses	176,050	-
Other operating expenses	301	5,981
	500,121	321,936
Operating loss	(344,681)	(149,760)
Other income (expense):
Interest Income	11	-
Other	1,116	(342)
Net loss	$(343,554)	$(150,102)
Foreign currency translation, net tax	140,166	(771,154)
Comprehensive loss	$(203,388)	$(921,256)
Earnings per share
Basic and diluted loss per share	$(0.002)	$(0.001)
Weighted average common shares outstanding	139,314,416	139,314,416

The accompanying notes are an integral part of these consolidated interim financial statements

HQDA Elderly Life Network Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended September 30,
	2020	2019
Cash flow from operating activities
Net loss	$(343,554)	$(150,102)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	47,949	37,594
Legal reserve	176,050	-
Changes in operating assets and liabilities:
(Decrease) Increase in receivables	(13,564)	100,831
Increase in related party receivable	71,728	93,092
Increase (Decrease) in accounts payable and accrued liabilities	51,665	(22,682)
(Decrease) Increase in related party payable	(50,589)	732,739
Net cash (used in) provided by operating activities	(60,315)	791,472

Cash flow from investing activities
Deposits paid for assets purchase	-	(1,141,878)
Purchase of equipment	(352)	-
Net cash used in investing activities	(352)	(1,141,878)

Cash flow from financing activities
Issuance of common shares, net	-	-
Net cash provided by financing activities	-	-

Effect of exchange rate changes	(7,143)	102,608
Decrease in cash	(67,810)	(247,798)
Cash, beginning	119,955	350,734
Cash, ending	$52,145	$102,936

The accompanying notes are an integral part of these consolidated interim financial statements

HQDA Elderly Life Network Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Number of		Additional		Accumulated other	Total
	shares	Capital	paid-in	Accumulated	comprehensive	stockholders’
	issued	stock	capital	Deficit	loss	equity

Balance at June 30, 2019	139,314,416	$139,314	$29,719,865	$(3,352,803)	(1,138,433)	$25,367,943
Net loss	-	-	-	(150,102)	-	(150,102)
Common shares issued	-	-	-	-	-	-
Subscriptions received	-	-	-	-	-	-
Foreign currency translation, net tax	-	-	-	-	(771,154)	(771,154)
Balance at September 30, 2019	139,314,416	$139,314	$29,719,865	$(3,502,905)	$(1,909,587)	$24,446,687

Balance at June 30, 2020	139,314,416	$139,314	$29,719,865	$(8,109,628)	(1,234,719)	20,514,832
Net loss	-	-	-	(343,554)	-	(343,554)
Foreign currency translation, net tax	-	-	-	-	140,166	140,166
Balance at September 30, 2020	139,314,416	$139,314	$29,719,865	$(8,453,182)	$(1,094,553)	$20,311,444

The accompanying notes are an integral part of these consolidated interim financial statements

1.	Nature and Continuance of Operations

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

Through its newly acquired and wholly owned subsidiary, Shanghai Hongfu Health management Ltd., The Company purchased senior living facilities and launched a senior living residences business, which, hosts to mostly men and women over the age of 50. The Company intends to expand its business of owning, leasing and/or operating senior living residences that will provide seniors with a supportive, home life setting with care and services, including activities of daily living, life enrichment and health and wellness.

The Company’s consolidated financial statements as of September 30, 2020 and for three months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $343,554 and $150,012 for the three months ended September 30,2020 and 2019, respectively. As of September 30, 2020, it had a negative working capital deficiency of $5,178,844 while it had a negative working capital deficiency of $4,471,670 at June 30, 2020.

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

2.	Basis of Significant Accounting policies

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

Recently issued accounting pronouncements adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840 “Leases.” Under Topic 842, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2018 with early adoptions permitted. The Company adopted the new standard July 1, 2019. As part of the adoption of ASU 2016-02, the Company made an accounting policy election that will not recognizing leases with an initial term of 12 months or less on the consolidated balance sheet. As of September 30, 2020, the Company only has one month-to-month office lease with monthly rent of $1,020. The adoption of this new accounting standard did not have an effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU No. 2017-04 on July 1, 2020 and the adoption did not have an impact on the Company’s interim financial position and results of operations.

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

3.	Related party Transactions

Receivable and Payable

Receivable from related parties amounted $127,405 and $194,812 at September 30, 2020 and June 30, 2020, respectively. Payable to related parties amounted to $3,845,012 and $3,537325 at September 30, 2020 and June 30, 2020, respectively. The related party amounts are mainly are results of operation advances and funding to support the Company’s daily operations. The payable balances bear no interest and due on demand.

Related party transactions

On July 2018, the Company entered a $172,600 (RMB1,185,000) service agreement with one entity that is under the common control of the Company’s CEO to develop the Company’s website and a BBC shopping APP. The Company capitalized the development cost of the website and APP in the amount of $146,710 based on the completion percentage method. During the year ended June 30, 2020, the APP development was halt and no further progress was made while the website was completed. The Company decided and mutually agreed to terminate the remaining APP development effective on June 30, 2020 due to the strategic direction and macro-economic condition. The unperformed obligation under the service agreement for both parties were cancelled semiseriously pursuant to the termination agreement. $43,150 payable to the related party was waived and recognized accordingly as of September 30, 2020.

On September 1, 2019, the Company entered a three-year cooperation agreement with Zhonghuiai Wufu (Shanghai) Hotel Management Co., Ltd., (“ZHAWF Shanghai”), a related party, with respect to the daily operation and management of the senior hotel purchased on April 2018. According to the agreement, the Company shall pay RMB 1million per year to ZHAWF Shanghai for the service provided. The Company amended the execution date of the cooperation agreement from September 1, 2018 to January 1, 2019 with three-year term. For the three months ended September 30, 2020, the Company recorded hotel management fee of $36,135 (RMB 0.25 million). Payable due to ZHAWF Shanghai as of September 30, 2020 and June 30, 2020 was $258,928 and $102,268 respectively.

Other

During the three months ended September 30 2020 and 2019, the Company paid management fees of $24,920 and $31,440 respectively, to the Company’s Chief Financial Officer. As of September 30, 2020, the Company owed to its Chief Financial Officer the amounts of $20,000 included in accrued liabilities. The amounts represent expenses paid by the Company’s CFO on behalf of the Company.

4.	Asset Acquisitions

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

As of September 30, 2020, the Company has paid a total of $25,842,070 (RMB 176 million). On September 1, 2018, the Company obtained the full management and operation rights of the senior hotel property and other assets (Property A) located at Shanghai Pudong New Area pursuant to the Operation Rights Transferring Agreement entered on August 31, 2018 with the seller. Although the Company has the rights to operate the senior living services of Asset A purchased under this agreement, and is currently generating revenues, the Company has not received a deed because the seller is involved in several lawsuits that have restrictions on assets transferring sentenced Shanghai local district courts. The Company has decided not to make any further payments until the asset is legally free of the restrictions. The Seller filed a lawsuit against Shanghai Hongfu for the contract default and no-payment on installments pursuant to the APA on May 1, 2020. See Note 8 for more details about the lawsuit.

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

On April 16, 2019 the Company entered into a Business Project Investment Agreement (the “Acquisition Agreement”) with Palau Asia Pacific International Aviation and Travel Agency (“Palau Asia-Pacific”) consisting of Palau Asia Pacific Air Management Limited, Global Tourism Management Limited and Global (Guangzhou) Tourism Service Co., Ltd. (collectively the “Project Company”) pursuant to which it will acquire 51% of the issued and outstanding capital stock of Project Company for $8,000,000, representing 49% of the Project .The Company paid $3,000,000 deposit on April 2019 toward the Acquisition Agreement entered and decided to rescind the investment given the ongoing COVID-19 pandemic. The Company entered a rescission agreement (the “Rescission Agreement”) with Palau Asia-Pacific on September 8, 2020. According to the Rescission Agreement, the Company shall return the 51% stock ownership back to Palau Asia-Pacific, who shall deliver to us $285,514 and $733,200 Hong Kong Dollar back, totaling $94,605 cash, thus both parties shall release each other from further liabilities under the Acquisition Agreement. As of June 30, 2020, the Company recorded $2,619,881 impairment loss out of $3,000,000 deposit paid pursuant to the Rescission Agreement. $380,119 total residual amount was received by the end of June 30, 2020. The Rescission Agreement was fully consummated as of June 30, 2020.

5.	Properties and Equipment, net

	September 30,	June 30,
	2020	2020
Land use rights and land use rights improvements	$5,745,456	$5,531,446
Furniture and office equipment	6,724	6,130
Capitalized software	45,774	46,947
Accumulated depreciation	(318,136)	(260,540)
	$5,479,818	$5,323,983

6.	Capital Stock

As of September 30, and June 30, 2020, the total issued, and outstanding capital stocks was 139,314,416 common shares with a par value of $0.001 per common share. No additional stock issued for three months ended September 30, 2020.

7.	Segment Information

The Company operates in one industry segment, being the senior housing and retirement services through its wholly owned subsidiary in China. As of September 30, 2020, and June 30, 2020, the subsidiary had an amount of $14,979,171 and$14,461,546 respectively in total assets, excluding inter-company balances, and it generated $155,440 and $172,176 for the three months ended September 30, 2020 and 2019, respectively, in revenue. There was no revenue generated from inter-company transactions.

8.	Commitments and contingencies

The Company entered into the APA to acquire two properties in Shanghai totaling RMB 233,000,000. Payments of $25,842,070 (RMB 176,000,000) have been made through September 30, 2020. Due to the Seller of the assets is involved in several lawsuits that have restrictions of assets transferring assets under this purchase agreement sentenced by Shanghai local district courts, the Company has decided not to make remaining payments until the asset is free of the restrictions on September 30,2020.

On May 1, 2020, a lawsuit was filed against the Company and Shanghai Hongfu, by Shanghai Qiao Hong Real Estate, Ltd (i.e. the Seller) and its subsidiaries (the “Plaintiff”) for breach of contract and non-payment of installments pursuant to the APA entered into between the Company and the Plaintiff on April 2, 2018. The Plaintiff is alleging damages of RMB 76,654,000 (approximately $11,255,101), including remaining RMB58 million installments, interest for delayed payment, default penalty, and etc. The lawsuit was filed in a District Court in Shanghai, China. The Company intends to vigorously defend this action. The court had initial opening for the lawsuit on August 8, 2020, the Company questioned whether the Plaintiff could continue to perform its asset delivery obligations under the APA since the Plaintiff is under the criminal investigation by a district police department of Shanghai city and requested the Plaintiff to cooperate with government agencies and courts.

As of September 30, 2020, the remaining installments under APA was RMB57,000,000. And for the three months ended September 30, 2020, the Company reserved $1,435,542 (approximate RMB9.78 million) amount in connection to the future expenditures of the lawsuit based on the management’s best knowledge.

9.	Subsequent Event

On October 26, 2020, the Company acquired 10% of the issued and outstanding shares (the “Shares”) of Lianyungang Yiheyuan Elderly Services Co., Ltd., a corporation registered in Jiangsu Province, P.R. China (“LYES”) pursuant to a Securities Purchase Agreement (the “Agreement”). In accordance with the Agreement, HQDA is purchasing the Shares in exchange for 234,845 shares of HQDA’s common stock valued at $1.00 per share, which the total value is equivalent to 10% of the originally invested cash value RMB16, 000,000 (about USD$2,348,450) by the LYES shareholders. LYES operates a profitable elderly services business in its local hot spring resort. Both parties are looking forward to expansion of the local elderly services especially for establishing the International Wellness Town in Linayungang City, Jiangsu province, China.

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

The Senior Living Industry

Through our newly acquired and wholly owned subsidiary, Shanghai Hongfu Health management Ltd., we purchased senior living facilities in April 2018, launched a senior living residences business, which, hosts to mostly men and women over the age of 50. We intend to expand the business of owning, leasing and/or operating senior living residences that will provide seniors with supportive, home life setting with care and services, including activities of daily living, life enrichment and health and wellness in China.

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

Results of Operations

	Three months ended September 30
	2020	2019	Changes

Revenue	$155,440	$172,176	$(16,736)

Operating costs:
Cost of food and beverages	46,855	64,586	(17,731)
General and administrative cost	228,966	213,775	15,191
Litigation expenses	176,050		176,050
Depreciation and amortization	47,949	37,594	10,355
Other operating cost	301	5,981	(5,680)
	500,121	321,936	178,185
Operating loss	$(344,681)	$(149,760)	$(194,921)

Three months ended September 30, 2020 compared to three months ended September 30, 2019

The revenue for the three months ended September 30, 2020 decreased by $16,736 compared with the same period ended September 30,2019. The decrease is mainly due to the impact of COVID-19 outbreak in China.

The increase of operating loss amounted $194,921 for the three months ended September 30, 2020 as compared to the same period ended in 2019 was mainly due to the increase of Litigation reserve of $176,050.

Excluding the non-cash expenses of depreciation and amortization, the operating loss would have been $296,732 and $112,166, for the three months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

On September 30, 2020, we had cash on hand of $52,145 and liabilities of $5,426,658. We will require additional funding in order to cover all anticipated administration costs and to proceed with the Asset Purchase Agreement executed on April 2, 2018 and to seek out additional travel agents for similar contracts. We also intend to provide management services to retirement homes, commercial properties and apartment buildings in China, which will result in higher administrative costs in the future.

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

We have agreed to pay the purchase price totaling RMB 233,000,000 in instalments. Payments of $25,842,070(RMB 176,000,000) have been made through September 30, 2020 and the remainder of $8,380,751 (RMB57,000,000) is not going to pay until this asset is free of the restrictions.

Employees

At present, we have 14 employees, other than our current officers and directors, who devote their time as required to our business operations.

Off-balance Sheet Arrangements

As of September 30, 2020, we have no off-balance sheet arrangements that would require disclosure.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of income for two comparable periods and because of the fluctuating exchange rate post higher or lower income depending on exchange rate converted into US$ at the end of the financial year. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Our management is not aware of any threatened litigation, claims or assessments except below:

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

HQDA Elderly Life Network Corp.

November 16, 2020	BY:	/s/ Ziyun Xu
Date		Ziyun Xu, Chief Executive Officer

November 16, 2020	BY:	/s/ Jimmy Zhou
Date		Jimmy Zhou, Chief Financial Officer

