Form 10-Q
period 2020-12-31
HQDA ELDERLY LIFE NETWORK CORP.
filed 2021-02-16
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at February 13, 2021 was 139,314,416.

HQDA ELDERLY LIFE NETWORK CORP.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HQDA Elderly Life Network Corp.

Consolidated Balance Sheets

	December 31,	June 30,
	2020	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$150,000	$119,955
Accounts and other receivables	88,669	52,531
Receivable - related parties	135,698	194,812
	374,367	367,298

Deposits for assets purchase	20,397,277	19,662,519
Properties and equipment, net	5,618,747	5,277,036
Capitalized software, net	44,600	46,947
Total assets	$26,434,991	$25,353,800

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$114,199	$52,217
Unearned revenue	27,606	32,466
Litigation reserve	1,800,424	1,209,892
Payable to related parties	3,932,903	3,537,325
	5,875,132	4,831,900

Customer deposits – long-term	62,693	7,068
Total liabilities	5,937,825	4,838,968

Commitments and contingencies – Note 8

STOCKHOLDERS’ DEFICIT
Preferred stock: authorized 10,000,000 shares of $0.001 par value; issued and outstanding, none	-	-
Common stock: authorized 200,000,000 shares of $0.001 par value; 139,314,416 shares issued and outstanding,	139,314	139,314
Additional paid-in capital	29,719,865	29,719,865
Accumulated other comprehensive loss	(697,164)	(1,234,719)
Accumulated deficit	(8,664,849)	(8,109,628)
Total stockholders’ equity	20,497,166	20,514,832
Total liabilities and stockholders’ equity	$26,434,991	$25,353,800

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Comprehensive Income (loss)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019

Revenue	$352,922	$440,508	$508,362	$612,684

Operating costs:
Cost of food and beverages	52,554	191,476	99,409	197,457
Selling, general and administrative expenses	172,560	329,926	401,827	610,015
Depreciation and amortization	41,134	36,377	89,083	73,971
Litigation reserve	298,898	-	474,948	-
Total operating expenses	565,146	557,779	1,065,267	881,443
Operating loss	(212,224)	(117,271)	(556,905)	(268,759)

Other income (expense):
Interest Income	40	-	29	-
Other income (expense), net	2,771	(1,386)	1,655	-
Net loss	$(209,413)	$(118,657)	$(555,221)	$(268,759)
Foreign currency translation, net tax	397,389	589,774	537,555	(181,380)
Comprehensive income (loss)	$187,976	$471,117	$(17,666)	$(450,139)
Earnings per share
Basic and diluted loss per share	$(0.002)	$(0.001)	$(0.004)	$(0.002)
Weighted average common shares outstanding	139,314,416	139,314,416	139,314,416	139,314,416

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended December 31
	2020	2019
Cash flow from operating activities
Net loss	$(555,221)	$(268,759)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	89,083	73,971
Legal reserve	474,948	-
Changes in operating assets and liabilities：
(Decrease) increase in receivables	(30,920)	176,070
Increase in related party receivables	68,356	3,168
Increase (decrease) in accounts payable and accrued liabilities	45,272	(27,168)
Increase (decrease) in unearned revenues	6,829	(3,310)
Increase of customer deposits – long-term	53,174	-
Net cash provided by (used in) operating activities	151,521	(46,028)

Cash flow from investing activities
Deposits paid for assets purchase	-	(1,576,832)
Purchase of equipment	(359)	-
Net cash used in investing activities	(359)	(1,576,832)

Cash flow from financing activities
(Decrease) increase in related party payable	(120,592)	1,422,266
Net cash (provided by) used in financing activities	(120,592)	1,422,266

Effect of exchange rate changes	(525)	(74,199)
Decrease in cash	(30,045)	(274,793)
Cash, beginning	119,955	350,734
Cash, ending	$150,000	$75,941

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Number of		Additional		Accumulated Other	Total
	Shares	Capital	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at June 30, 2019	139,314,416	$139,314	$29,719,865	$(3,352,803)	$(1,138,433)	$25,367,943
Net loss	-	-	-	(268,759)	-	(268,759)
Foreign currency translation, net tax	-	-	-	-	(181,380)	(181,380)
Balance at December 31, 2019	139,314,416	$139,314	$29,719,865	$(3,621,562)	$(1,319,813)	$24,917,804

Balance at June 30, 2020	139,314,416	$139,314	$29,719,865	$(8,109,628)	$(1,234,719)	$20,514,832
Net loss	-	-	-	(555,221)	-	(555,221)
Foreign currency translation, net tax	-	-	-	-	537,555	537,555
Balance at December 31, 2020	139,314,416	$139,314	$29,719,865	$(8,664,849)	$(697,164)	$20,497,166

The accompanying notes are an integral part of these consolidated interim financial statements.

1.	Nature and Continuance of Operations

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

Through its wholly-owned subsidiary, Shanghai Hongfu Health management Ltd. (“Shanghai Hongfu”), the Company purchased senior living facilities and launched a senior living residences business, which hosts to mostly men and women over the age of 50. The Company intends to expand its business of owning, leasing and/or operating senior living residences that will provide seniors with a supportive, home life setting with care and services, including activities of daily living, life enrichment and health and wellness.

The Company’s consolidated financial statements as of December 31, 2020 and for the six months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $555,221 and $268,759 for the six months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, it had a negative working capital deficiency of $5,500,765 while it had a negative working capital deficiency of $4,464,602 at June 30, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the amounts of assets and liabilities, the identification and disclosure of impaired assets and contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Foreign currency translation

The United States dollar (“USD”) is the Company’s reporting currency. The Company’s wholly owned subsidiary, Shanghai Hongfu is located in Shanghai, China. The net sales generated, and the related expenses directly incurred from the operations are denominated in local currency, Renminbi (“RMB”). The functional currency of the subsidiary is generally the same as the local currency.

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

Revenue recognition

The Company adopted ASC 606 using the modified retrospective method on July 1, 2018. The Company evaluated its revenue streams to identify whether it would be subject to the provisions of ASC 606 and any differences in timing, measurement or presentation of revenue recognition. The Company’s main source of revenue is generated from operating senior living residences. The Company recognizes resident fees and services, other than move-in fees, daily as services are provided. Under ASC 606, the pattern and timing of recognition of income from assisted living facility is consistent with the prior accounting model.

Recently issued accounting pronouncements adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840 “Leases.” Under Topic 842, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2018 with early adoptions permitted. The Company adopted the new standard July 1, 2019. As part of the adoption of ASU 2016-02, the Company made an accounting policy election that will not recognizing leases with an initial term of 12 months or less on the consolidated balance sheet. The Company only has one month-to-month office lease since July 1, 2019. The adoption of this new accounting standard did not have an effect on the Company’s consolidated financial statements.

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

Receivable and Payable

Receivable from related parties amounted $135,698 and $194,812 at December 31 and June 30, 2020, respectively. Payable to related parties amounted to $3,932,903 and $3,537,325 at December 31 and June 30, 2020, respectively. The related party amounts are mainly operation advances and funding to support the Company’s daily operations. The payable balances bear no interest and due on demand.

Related party transactions

On July 2018, the Company entered a $172,600 (RMB1,185,000) service agreement with one entity that is under the common control of the Company’s CEO to develop the Company’s website and a BBC shopping APP. The Company capitalized the development cost of the website and APP in the amount of $146,710 based on the completion percentage method. During the year ended June 30, 2020, the APP development was halt and no further progress was made while the website was completed. The Company decided and mutually agreed to terminate the remaining APP development effective on June 30, 2020 due to the strategic direction and macro-economic condition. The unperformed obligation under the service agreement for both parties were cancelled semiseriously pursuant to the termination agreement. $43,150 payable to the related party was waived and recognized as other income accordingly as of June 30, 2020.

On September 1, 2019, the Company entered a three-year cooperation agreement with Zhonghuiai Wufu (Shanghai) Hotel Management Co., Ltd., (“ZHAWF Shanghai”), a related party, with respect to the daily operation and management of the senior hotel purchased on April 2018. According to the agreement, the Company shall pay RMB one million per year to ZHAWF Shanghai for the service provided. The Company amended the execution date of the cooperation agreement from September 1, 2018 to January 1, 2019 with three-year term. For the three and six months ended December 31, 2020, the Company recorded hotel management fee of $38,228 (RMB250,000) and $76,455 (RMB 0.5 million), respectively. Payable due to ZHAWF Shanghai as of December 31, 2020 and June 30, 2020 was $307,877 and $102,268, respectively.

Other

During the three and six months ended December 31, 2020, the Company recorded management fees of $$30,000 and $60,000 for the service provided by Chief Financial Officer, respectively, and $30,000 and $55,892 for the three and six months ended December 31, 2019, respectively. As of December 31, 2020, the payable due to Chief Financial Officer was $33,880.

4.	Asset Acquisition

On April 2，2018, the Company entered into an Asset Purchase Agreement (the “APA”) whereby the Company will purchase land use rights, buildings, construction rights and other property rights located in Shanghai from a third party for a total purchase price of $36,991,173 (RMB 233,000,0000 at exchange rate of 0.1587), which was its approximate fair value as estimated by a third-party appraisal firm. A summary of fair value of the asset as following:

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

As of December 31, 2020, the Company has paid a total of $26,912,138 (RMB 176 million). On September 1, 2018, the Company obtained the full management and operation rights of the senior hotel property and other assets (Property A) located at Shanghai Pudong New Area pursuant to the Operation Rights Transferring Agreement entered on August 31, 2018 with the seller. Although the Company has the rights to operate the senior living services of Asset A purchased under this agreement, and is currently generating revenues, the Company has not received a deed because the seller is involved in several lawsuits that have restrictions on assets transferring sentenced Shanghai local district courts. The Company has decided not to make any further payments until the asset is legally free of the restrictions. The Seller filed a lawsuit against Shanghai Hongfu for the contract default and no-payment on installments pursuant to the APA on May 1, 2020. See Note 8 for details about the lawsuit.

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

On April 16, 2019 the Company entered into a Business Project Investment Agreement (the “Acquisition Agreement”) with Palau Asia Pacific International Aviation and Travel Agency (“Palau Asia-Pacific”) consisting of Palau Asia Pacific Air Management Limited, Global Tourism Management Limited and Global (Guangzhou) Tourism Service Co., Ltd. (collectively the “Project Company”) pursuant to which it will acquire 51% of the issued and outstanding capital stock of Project Company for $8,000,000, representing 49% of the Project .The Company paid $3,000,000 deposit on April 2019 toward the Acquisition Agreement entered and decided to rescind the investment given the ongoing COVID-19 pandemic. The Company entered a rescission agreement (the “Rescission Agreement”) with Palau Asia-Pacific on September 8, 2020. According to the Rescission Agreement, the Company shall return the 51% stock ownership back to Palau Asia-Pacific, who shall deliver to us $285,514 and $733,200 Hong Kong Dollar back, totaling $94,605 cash, thus both parties shall release each other from further liabilities under the Acquisition Agreement. As of June 30, 2020, the Company recorded $2,619,881 impairment loss toward $3,000,000 deposit paid pursuant to the Rescission Agreement. $380,119 total residual amount was received by the end of June 30, 2020.

5.	Properties and Equipment, net

	December 31,	June 30,
	2020	2020
Land use rights and land use rights improvements	$5,983,363	$5,531,446
Furniture and office equipment	7,002	6,130
Capitalized software	44,600	46,947
Minus: Accumulated depreciation and amortization	(371,618)	(260,540)
Properties and Equipment, net	$5,663,347	$5,323,983

For the six months ended December 31, 2020 and 2019, the depreciation and amortization expenses were $89,083 and $73,971, respectively, and $41,135 and $36,377 for the three months ended December 31, 2020 and 2019, respectively.

6.	Capital Stock

As of December 31 and June 30, 2020, the total issued and outstanding capital stocks was 139,314,416 common shares with a par value of $0.001 per common share. No additional stock issued for three and six months ended December 31, 2020 and 2019.

7.	Segment Information

The Company operates in one industry segment, being the senior housing and retirement services through its wholly owned subsidiary in China. As of December 31 and June 30, 2020, the subsidiary had an amount of $15,653,705 and$14,461,546, respectively, in total assets, excluding inter-company balances, and it generated $508,362 and $612,684 for the six months ended December 31, 2020 and 2019, respectively, in revenue. There was no revenue generated from inter-company transactions.

8.	Commitments

The Company entered into the APA to acquire two properties in Shanghai totaling RMB 233,000,000. Payments of $26,912,138 (RMB 176,000,000) have been made through December 31, 2020. Due to the Seller of the assets has involved in several lawsuits that have restrictions on assets transferring (i.e. Property A) sentenced by Shanghai local district courts, the Company has decided not to make remaining payments until the asset is free of the restrictions on May 1, 2020.

On May 1, 2020, a lawsuit was filed against the Company and Shanghai Hongfu, by Shanghai Qiao Hong Real Estate, Ltd (i.e. the seller) and its subsidiaries (the “Plaintiff”) for breach of contract and non-payment of installments pursuant to the APA entered into between the Company and the Plaintiff on April 2, 2018. The Plaintiff is alleging damages of RMB 76,654,000 (approximately $11,721,154), including remaining RMB58 million installments, interest for delayed payment, default penalty, and etc. The lawsuit was filed in a District Court in Shanghai, China. The Company intends to vigorously defend this action. The court had initial opening on August 8, 2020, and the District Court in Shanghai ruled the first verdict on November 18, 2020, which was in favor of the Plaintiff’s claim - the Company should pay RMB11,140,000 penalty along with the lawsuit fee RMB374,415 and the remaining RMB57,000,000 installments to complete the APA . The Company appealed the verdict by the end of 2020 and the lawsuit is processing by the High People’s Court so far.

As of December 31, 2020, the remaining installments under APA was RMB57,000,000. And for the six months ended December 31, 2020, the Company has fully reserved $1,800,424 (approximate RMB11.5 million) amount for the penalty and lawsuit fee.

On October 26, 2020, the Company acquired 10% of the issued and outstanding shares (the “Shares”) of Lianyungang Yiheyuan Elderly Services Co., Ltd., a corporation registered in Jiangsu Province, PRC (“LYES”) pursuant to a Securities Purchase Agreement (the “Agreement”). In accordance with the Agreement, HQDA is purchasing the Shares in exchange for 234,845 shares of HQDA’s common stock valued at $1.00 per share, equivalent to 10% of the initial RMB16, 000,000 (approximately USD$2,348,450) registered capital of LYES. LYES operates a profitable elderly services business in its local hot spring resort. As of December 31, 2020, the transaction has not yet consummated.

9.	Subsequent Event

None

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

Results of Operations

	Three months ended December 31
	2020	2019	Changes

Revenue	$352,922	$440,508	$(87,586)

Operating costs:
Cost of food and beverages	52,554	191,476	(138,922)
General and administrative cost	172,560	329,926	(157,366)
Litigation expenses	298,898	-	298,898
Depreciation and amortization	41,134	36,377	4,757
	565,146	557,779	7,367
Operating loss	$(212,224)	$(117,271)	$(94,953)

	Six months ended December 31
	2020	2019	Changes

Revenue	$508,362	$612,684	$(104,322)

Operating costs:
Cost of food and beverages	99,409	197,457	(98,048)
General and administrative cost	401,827	610,015	(208,188)
Litigation expenses	474,948	-	474,948
Depreciation and amortization	89,083	73,971	15,112
	1,065,267	881,443	183,824
Operating loss	$(556,905)	$(268,759)	$(288,146)

Three months ended December 31, 2020 compared to three months ended December 31, 2019

The revenue for the three months ended December 31, 2020 decreased by $87,586 compared with the same period ended December 31,2019. The decrease is mainly due to the impact of COVID-19 small outbreak in Shanghai during the period.

The increase of operating loss amounted $94,953 for the three months ended December 31, 2020 as compared to the same period ended in 2019 was mainly due to the increase of Litigation reserve of $298,898, offset the decrease in G&A of $157,366 and cost of food beverages of $138,922.

Excluding the non-cash expenses of depreciation and amortization, the operating loss would have been $171,090 and $80,894, for the three months ended December 31, 2020 and 2019, respectively.

Six months ended December 31, 2020 compared to six months ended December 31, 2019

The revenue for the six months ended December 31, 2020 decreased by $104,322 compared with the same period ended December 31,2019. The decrease is mainly due to the impact of COVID-19 small outbreak in Shanghai during the last quarter in 2020.

The increase of operating loss amounted $288,146 for the six months ended December 31, 2020 as compared to the same period ended in 2019 was mainly due to the increase of Litigation reserve of $474,948, offset with the decrease of G&A expense approximately $208,188.

Excluding the non-cash expenses of depreciation and amortization, the operating loss would have been $467,822 and $194,788, for the six months ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

On December 31, 2020, we had cash on hand of $150,000 and liabilities of $5,937,825. We will require additional funding in order to cover all anticipated administration costs and to proceed with the Asset Purchase Agreement executed on April 2, 2018 and to seek out additional travel agents for similar contracts. We also intend to provide management services to retirement homes, commercial properties and apartment buildings in China, which will result in higher administrative costs in the future.

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

We have agreed to pay the purchase price totaling RMB 233,000,000 in instalments. Payments of $26,912,138 (RMB 176,000,000) have been made through December 31, 2020 and the remainder of $8,715,863 (RMB57,000,000) is not going to pay until this asset is free of the restrictions.

Employees

At present, we have 14 employees, other than our current officers and directors, who devote their time as required to our business operations.

Off-balance Sheet Arrangements

As of December 31, 2020, we have no off-balance sheet arrangements that would require disclosure.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Our management is not aware of any threatened litigation, claims or assessments except below:

On May 1, 2020, a lawsuit was filed against the Company and Shanghai Hongfu, by Shanghai Qiao Hong Real Estate, Ltd (i.e. the Seller) and its subsidiaries (the “Plaintiff”) for breach of contract and non-payment of installments pursuant to the APA entered into between the Company and the Plaintiff on April 2, 2018. The Plaintiff is alleging damages of RMB 76,654,000 (approximately $10,842,150), including remaining RMB58 million installments, interest for delayed payment, default penalty, and etc. The lawsuit was filed in a District Court in Shanghai, China. The Company intends to vigorously defend this action. The court had initial opening for the lawsuit on August 8.

On November 18, 2020, there was a first verdict by the District Court in Shanghai, which was in favor of the Plaintiff’s claim, the Company should pay the penalty RMB11,140,000 along with the lawsuit fee RMB374,415 and the rest of RMB57,000,000 for the completion of the APA. The Company appealed by the end of 2020 and the lawsuit is processing in the High People’s Court so far.

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

HQDA Elderly Life Network Corp.

February 16, 2021	BY:	/s/ Ziyun Xu
Date		Ziyun Xu, Chief Executive Officer

February 16, 2021	BY:	/s/ Jimmy Zhou
Date		Jimmy Zhou, Chief Financial Officer

