Form 10-Q
period 2021-03-31
HQDA ELDERLY LIFE NETWORK CORP.
filed 2021-05-17
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to __________________

Commission File Number: 000-52417

HQDA ELDERLY LIFE NETWORK CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-1225287
(State or other jurisdiction of organization)	(IRS. employer identification no.)

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 14, 2021 was 139,314,416.

HQDA ELDERLY LIFE NETWORK CORP.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HQDA Elderly Life Network Corp.

Consolidated Balance Sheets

	March 31,	June 30,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$54,118	$119,955
Accounts and other receivables	54,228	52,531
Receivable - related parties	41,248	194,812
	149,594	367,298

Deposits for assets purchase	20,352,559	19,662,519
Properties and equipment, net	5,573,048	5,277,036
Capitalized software, net	43,426	46,947
Total assets	$26,118,627	$25,353,800

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$80,960	$52,217
Unearned revenue	77,725	32,466
Litigation reserve	1,792,148	1,209,892
Payable to related parties	3,836,471	3,537,325
	5,787,304	4,831,900

Customer deposits – long-term	81,781	7,068
Total liabilities	5,869,085	4,838,968

Commitments and contingencies – Note 8

STOCKHOLDERS’ DEFICIT
Preferred stock: authorized 10,000,000 shares of $0.001 par value; issued and outstanding, none	-	-
Common stock: authorized 200,000,000 shares of $0.001 par value; 139,314,416 shares issued and outstanding,	139,314	139,314
Additional paid-in capital	29,719,865	29,719,865
Accumulated other comprehensive loss	(734,848)	(1,234,719)
Accumulated deficit	(8,874,789)	(8,109,628)
Total stockholders’ equity	20,249,542	20,514,832
Total liabilities and stockholders’ equity	$26,118,627	$25,353,800

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Comprehensive Income (loss)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020

Revenue	$130,027	$38,432	$638,389	$376,283

Operating costs:
Cost of food and beverages	27,298	121,481	126,706	121,479
Selling, general and administrative expenses	212,637	127,000	614,465	649,856
Depreciation and amortization	42,685	38,276	131,768	112,247
Total operating expenses	282,620	286,757	872,939	883,582
Operating loss	(152,593)	(248,325)	(234,550)	(507,299)

Other income (expense):
Litigation reserve	(9,316)	-	(484,264)	-
Interest Income	21	118	50	118
Other income (expense), net	(48,052)	724	(46,397)	(872)
Net loss	$(209,940)	$(247,483)	$(765,161)	$(508,053)
Foreign currency translation, net tax	(37,684)	(141,142)	499,871	(330,710)
Comprehensive income (loss)	$(247,624)	$(388,625)	$(265,290)	$(838,763)
Earnings per share
Basic and diluted loss per share	$(0.002)	$(0.002)	$(0.005)	$(0.004)
Weighted average common shares outstanding	139,314,416	139,314,416	139,314,416	139,314,416

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended March 31
	2021	2020
Cash flow from operating activities
Net loss	$(765,161)	$(508,053)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	131,768	112,248
Litigation reserve	484,263	-
Changes in operating assets and liabilities：
Decrease in receivables	2,158	265,614
Increase (decrease) in related party receivables	37,446	(8,591)
Increase (decrease) in accounts payable and accrued liabilities	27,049	(20,746)
Increase in unearned revenues	62,544	-
Increase of customer deposits – long-term	53,163	-
Net cash provided by (used in) operating activities	33,230	(159,528)

Cash flow from investing activities
Deposits paid for assets purchase	-	(1,859,407)
Purchase of equipment	(20,513)	-
Net cash used in investing activities	(20,513)	(1,859,407)

Cash flow from financing activities
(Decrease) increase in related party payable	(80,942)	1,664,259
Net cash (used in) provided by financing activities	(80,942)	1,664,259

Effect of exchange rate changes	2,388	31,424
Decrease in cash	(65,837)	(323,252)
Cash, beginning	119,955	350,734
Cash, ending	$54,118	$27,482

Supplemental disclosures of cash flow
Interest paid	$-	$-
Income taxes paid	$-	$800

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Number of		Additional		Accumulated Other	Total
	Shares	Capital	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at June 30, 2019	139,314,416	$139,314	$29,719,865	$(3,352,803)	$(1,138,433)	$25,367,943
Net loss	-	-	-	(508,053)	-	(508,053)
Foreign currency translation, net tax	-	-	-	-	(330,710)	(330,710)
Balance at March 31, 2020	139,314,416	$139,314	$29,719,865	$(3,860,856)	$(1,469,143)	$24,529,180

Balance at June 30, 2020	139,314,416	$139,314	$29,719,865	$(8,109,628)	$(1,234,719)	$20,514,832
Net loss	-	-	-	(765,161)	-	(765,161)
Foreign currency translation, net tax	-	-	-	-	499,871	499,871
Balance at March 31, 2020	139,314,416	$139,314	$29,719,865	$(8,874,789)	$(734,848)	$20,249,542

The accompanying notes are an integral part of these consolidated interim financial statements.

1.	Nature and Continuance of Operations

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

The Company’s consolidated financial statements as of March 31, 2021 and for the nine months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $765,161 and $508,053 for the nine months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, it had a negative working capital deficiency of $3,927,343 while it had a negative working capital deficiency of $4,464,602 at June 30, 2020.

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

Receivable and Payable

Receivable from related parties amounted $41,248 and $194,812 at March 31, 2021 and June 30, 2020, respectively. Payable to related parties amounted to $3,836,471 and $3,537,325 at March 31, 2021 and June 30, 2020, respectively. The related party amounts are mainly operation advances and funding to support the Company’s daily operations. The payable balances bear no interest and due on demand.

Related party transactions

On July 2018, the Company entered a $172,600 (RMB1,185,000) service agreement with one entity that is under the common control of the Company’s CEO to develop the Company’s website and a BBC shopping APP. The Company capitalized the development cost of the website and APP in the amount of $146,710 based on the completion percentage method. During the year ended June 30, 2020, the APP development was halt and no further progress was made while the website was completed. The Company decided and mutually agreed to terminate the remaining APP development effective on June 30, 2020 due to the strategic direction and macro-economic condition. The unperformed obligation under the service agreement for both parties were canceled semiseriously pursuant to the termination agreement. $43,150 payable to the related party was waived and recognized as other income accordingly as of June 30, 2020.

On September 1, 2018, the Company entered a three-year cooperation agreement with Zhonghuiai Wufu (Shanghai) Hotel Management Co., Ltd., (“ZHAWF Shanghai”), a related party, with respect to the daily operation and management of the senior hotel purchased on April 2018. According to the agreement, the Company shall pay RMB one million per year to ZHAWF Shanghai for the service provided. The Company amended the execution date of the cooperation agreement from September 1, 2018 to January 1, 2019 with three-year term. For the three and nine months ended March 31, 2021, the Company recorded hotel management fee of $37,650 (RMB 0.25 million) and $112,952 (RMB 0.75 million), respectively. Payable due to ZHAWF Shanghai as of March 31, 2021 and June 30, 2020 were $205,284 and $102,268, respectively.

Other

During the three and nine months ended March 31, 2021, the Company recorded management fees of $33,600 and $93,600 for the service provided by Chief Financial Officer, respectively, and $45,880 and $101,772 for the three and nine months ended March 31, 2020, respectively. As of March 31, 2021, the payable due to Chief Financial Officer was $63,833.

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

As of March 31, 2021, the Company has paid a total of $26,308,419 (RMB 176 million) toward the APA. On September 1, 2018, the Company obtained the full management and operation rights of the senior hotel property and other assets (Property A) located at Shanghai Pudong New Area pursuant to the Operation Rights Transferring Agreement entered on August 31, 2018 with the seller. Although the Company has the rights to operate the senior living services of Asset A purchased under this agreement, and is currently generating revenues, the Company has not received a deed because the seller is involved in several lawsuits that have restrictions on assets transferring sentenced Shanghai local district courts. The Company has decided not to make any further payments until the asset is legally free of the restrictions. The Seller filed a lawsuit against Shanghai Hongfu for the contract default and no-payment on installments pursuant to the APA on May 1, 2020. See Note 8 for details about the lawsuit.

Further, the Company consummated the share purchase agreement to acquire the entity – Shanghai Qiaoyuan Information Technology Co., Ltd (“SH QYIT”) on November 2018 who holds the land use rights of Property B located on Shanghai Chongming District. Asset B has been transferred to Properties and equipment, net during the year ended June 30, 2019. The two acquisitions were accounted for assets acquisitions.

On April 16, 2019 the Company entered into a Business Project Investment Agreement (the “Acquisition Agreement”) with Palau Asia Pacific International Aviation and Travel Agency (“Palau Asia-Pacific”) consisting of Palau Asia Pacific Air Management Limited, Global Tourism Management Limited and Global (Guangzhou) Tourism Service Co., Ltd. (collectively the “Project Company”) pursuant to which it will acquire 51% of the issued and outstanding capital stock of Project Company for $8,000,000, representing 49% of the Project .The Company paid $3,000,000 deposit on April 2019 toward the Acquisition Agreement entered and decided to rescind the investment given the ongoing COVID-19 pandemic. The Company entered a rescission agreement (the “Rescission Agreement”) with Palau Asia-Pacific on September 8, 2020. According to the Rescission Agreement, the Company shall return the 51% stock ownership back to Palau Asia-Pacific, who shall deliver to us $285,514 and $733,200 Hong Kong Dollar back, equivalent to $94,605 cash, thus both parties shall release each other from further liabilities under the Acquisition Agreement. As of June 30, 2020, the Company recorded $2,619,881 impairment loss toward $3,000,000 deposit paid pursuant to the Rescission Agreement. $380,119 total residual amount was received by the end of June 30, 2020.

5.	Properties and Equipment, net

	March 31,	June 30,
	2021	2020
Land use rights and land use rights improvements	$5,955,860	$5,531,446
Furniture and office equipment	6,818	6,130
Capitalized software	43,426	46,947
Motors and vehicles	20,513	-
Minus: Accumulated depreciation and amortization	(410,143)	(260,540)
Properties and Equipment, net	$5,616,474	$5,323,983

For the nine months ended March 31, 2021 and 2020, the depreciation and amortization expenses were $131,768 and $112,247, respectively, and $42,685 and $38,276 for the three months ended March 31, 2021 and 2020, respectively.

6.	Capital Stock

As of March 31, 2021 and June 30, 2020, the total issued and outstanding capital stocks was 139,314,416 common shares with a par value of $0.001 per common share. No additional stock issued for three and nine months ended March 31, 2021 and 2020.

7.	Segment Information

The Company operates in one industry segment, being the senior housing and retirement services through its wholly owned subsidiary in China. As of March 31, 2021 and June 30, 2020, the subsidiary had an amount of $15,385,787 and $14,552,394, respectively, in total assets, excluding inter-company balances, and it generated $130,027 and $38,432 for the three months ended March 31, 2021 and 2020, respectively, and $638,389 and $376,283 for the nine months ended March 31, 2021 and 2020, respectively, in revenue. There was no revenue generated from inter-company transactions.

8.	Commitments

The Company entered into the APA to acquire two properties in Shanghai totaling RMB 233,000,000. Payments of $26,306,419 (RMB 176,000,000) have been made through March 31, 2021. Due to the Seller of the assets has involved in several lawsuits that have restrictions on assets transferring (i.e. Property A) sentenced by Shanghai local district courts, the Company has decided not to make remaining payments until the asset is free of the restrictions on May 1, 2020.

On May 1, 2020, a lawsuit was filed against the Company and Shanghai Hongfu, by Shanghai Qiao Hong Real Estate, Ltd (i.e. the seller) and its subsidiaries (the “Plaintiff”) for breach of contract and non-payment of installments pursuant to the APA entered into between the Company and the Plaintiff on April 2, 2018. The Plaintiff is alleging damages of RMB 76,654,000 (approximately $11,721,154), including remaining RMB58 million installments, interest for delayed payment, default penalty, and etc. The lawsuit was filed in a District Court in Shanghai, China. The Company intends to vigorously defend this action. The court had initial opening on August 8, 2020, and the District Court in Shanghai ruled the first verdict on November 18, 2020, which was in favor of the Plaintiff’s claim - the Company should pay RMB11,140,000 penalty along with the lawsuit fee RMB374,415 and the remaining RMB57,000,000 installments to consummate the APA. The Company appealed the verdict by the end of 2020 and the lawsuit is processing by the High People’s Court so far.

As of March 31, 2021, the remaining installments under APA was RMB57,000,000. And for the nine months ended March 31, 2021, the Company has fully reserved $1,792,148 (approximate RMB11.5 million) amount for the penalty and lawsuit fee.

On October 26, 2020, the Company acquired 10% of the issued and outstanding shares (the “Shares”) of Lianyungang Yiheyuan Elderly Services Co., Ltd., a corporation registered in Jiangsu Province, PRC (“LYES”) pursuant to a Securities Purchase Agreement (the “Agreement”). In accordance with the Agreement, HQDA is purchasing the Shares in exchange for 234,845 shares of HQDA’s common stock valued at $1.00 per share, equivalent to 10% of the initial RMB16, 000,000 (approximately USD$2,348,450) registered capital of LYES. LYES operates a unique elderly services business in its local hot spring resort. As of March 31, 2021, the transaction has not yet consummated.

On March 11, 2021, the Company settled a violation of Exchange Act Rule 12b-25 with Securities and Exchange Commission (SEC) for a fine of $50,000. In accordance with the settlement, the Company is obligated to pay the $50,000 fine as follows: $10,000 within 14 days of the entry of the Order, $15,000 within 180 days of the entry of the order, $12,500 within 270 days of the entry of the Order and $12,500 days of the entry of the Order. As of March 31, 2021, $40,000 payable was outstanding toward the settlement.

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

Results of Operations

	Three months ended March 31
	2021	2020	Changes

Revenue	$130,027	$38,432	$91,595

Operating costs:
Cost of food and beverages	27,298	121,481	(94,183)
General and administrative cost	212,637	127,000	85,637
Depreciation and amortization	42,685	38,276	4,409
	282,620	286,757	(4,137)
Operating loss	$(152,593)	$(248,325)	$95,732

	Nine months ended March 31
	2021	2020	Changes

Revenue	$638,389	$376,283	$262,106

Operating costs:
Cost of food and beverages	126,706	121,479	5,227
General and administrative cost	614,465	649,856	(35,391)
Depreciation and amortization	131,768	112,247	19,521
	872,939	883,582	(10,643)
Operating loss	$(234,550)	$(507,299)	$(272,749)

Three months ended March 31, 2021 compared to three months ended March 31, 2020

The revenue for the three months ended March 31, 2021 increased by $91,595 compared with the same period ended March 31, 2020. The increase is mainly due to the impact of COVID-19 small outbreak in Shanghai for three months ended March 31, 2020 while the impact was relieved for the three months ended March 31, 2021.

The decrease of operating loss amounted $95,732 for the three months ended March 31, 2021 as compared to the same period ended in 2020 was mainly due to the increase of revenue of $91,595, as both the impact of COVID-19 relieved and the Company raised the price of the unit room price while the operating cost remain constant for three months ended March 31, 2021 and 2020.

Excluding the non-cash expenses of depreciation and amortization, the operating loss would have been $109,909 and $210,049, for the three months ended March 31, 2021and 2020, respectively.

Nine ended March 31, 2021 compared to nine months ended March 31, 2020

The revenue for the nine months ended March 31,2021 increased by $262,106 compared with the same period ended March 31,2020. The increase is mainly due to the impact of COVID-19 small outbreak in Shanghai in the first quarter of 2020, and the unit price of each hotel rooms increased, which drives the revenue increased for nine months ended March 31, 2021.

The decrease of operating loss amounted $262,106 for the nine months ended March 31,2021 as compared to the same period ended in 2020 was mainly due to the increase of revenue of 262,102, as both the impact of COVID-19 relieved and the Company raised the price of the unit room price while the operating cost remain constant for nine months ended March 31, 2021 and 2020.

Excluding the non-cash expenses of depreciation and amortization, the operating loss would have been $102,782 and $395,052, for the nine months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

On March 31, 2021, we had cash on hand of $54,118 and liabilities of $5,869,085. We will require additional funding in order to cover all anticipated administration costs and to proceed with the Asset Purchase Agreement executed on April 2, 2018 and to seek out additional travel agents for similar contracts. We also intend to provide management services to retirement homes, commercial properties and apartment buildings in China, which will result in higher administrative costs in the future.

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

We have agreed to pay the purchase price totaling RMB 233,000,000 in installments. Payments of $26,306,419 (RMB 176,000,000) have been made through March 31, 2021 and the remainder of $8,675,799 (RMB57,000,000) remains outstanding.

Employees

At present, we have 14 employees, other than our current officers and directors, who devote their time as required to our business operations.

Off-balance Sheet Arrangements

As of March 31, 2021, we have no off-balance sheet arrangements that would require disclosure.

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

Securities and Exchange Commission Settlement

Pursuant to an Order dated April 29, 2021, (the “Order”) the Securities and Exchange Commission (SEC) approved an offer to settle the administrative proceedings against the Company pursuant to Section 21C of the Securities Exchange Act of 1934 (“Exchange Act”). These proceedings arose out of the violation of the Exchange Act Rule 12b-25.

On two occasions, specifically, November 2019 and February 2020, the Company violated Rule 12b-25 by filing a Form 12b-25 with the Commission by failing to disclose in sufficient detail why its Form 10-Qs could not be timely filed

Pursuant to the administrative proceeding instituted by the SEC, the Company settled for a fine of $50,000 and agreed to cease and desist from any future violations of Sections 13(a) of the Exchange Act and Rule 12b-25 thereunder. In accordance with the settlement, the Company is obligated to pay the $50,000 fine as follows: $10,000 within 14 days of the entry of the Order, $15,000 within 180 days of the entry of the order, $12,500 within 270 days of the entry of the Order and $12,500 days of the entry of the Order.

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

HQDA Elderly Life Network Corp.

May 17, 2021	BY:	/s/ Ziyun Xu
Date		Ziyun Xu, Chief Executive Officer

May 17, 2021	BY:	/s/ Jimmy Zhou
Date		Jimmy Zhou, Chief Financial Officer

