Form 10-K
period 2021-06-30
HQDA ELDERLY LIFE NETWORK CORP.
filed 2021-09-29
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2021.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 000-52417

HQDA ELDERLY LIFE NETWORK CORP.

(Name of small business issuer in its charter)

Nevada	98-1225287
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

372 Ziwei Road, Pudongxin District, Shanghai, China

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second  fiscal quarter, as quoted by the OTCQB market on December 31, 2020: $59,710,374

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

139,314,416 as at September 27, 2021

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

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

HQDA Elderly Life Network Corp. (“HQDA” or the “Company”) was incorporated in the State of Nevada on January 21, 2004. Our principal offices are located at 372 Ziwei Road, Pudongxin District, Shanghai, China. Our US telephone number is (626) 877-8187.

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

Real Estate Investments

On April 2, 2018, we entered into an Asset Purchase Agreement whereby we will purchase land, buildings, right to use, construction use rights and other property rights located in Shanghai for a purchase price of RMB 233,000,000. As of June30, 2020, we made total payments of RMB 176,000,000 with the remaining amount of RMB 57,000,000... Although we have the rights to operate the senior living facilities purchased under this agreement, we have not yet received a deed on some of the assets because the seller involved in several lawsuits that have already resulted in a decision to restrict transfer of purchased assets by a Shanghai local court. Therefore, we are not going to make any further payments until the assets are free of the restrictions. On January 16, 2020, Shanghai Qiao Hong Real Estate, Ltd and its subsidiaries (the “Plaintiff”) sued the Company and Shanghai Hongfu, one of HQDA’s subsidiaries, for breach of contract and non-payment of an installment pursuant to an Asset Purchase Agreement entered into between the Company and the Plaintiff on April 2, 2018. The Plaintiff is alleging damages of RMB 76,638,000 (approximately $10,833,604).

On May 27, 2021, Shanghai No. 2 Intermediate Court entered a verdict of the second trial raised in the January 16, 2020 lawsuit which supported the first verdict in December, 2020 and was filed against the Company and Shanghai Hongfu, one of HQDA’s subsidiaries, by Shanghai Qiao Hong Real Estate, Ltd and its subsidiaries (the “Plaintiff”) for breach of contract and non-payment of an installment pursuant to an Asset Purchase Agreement entered into between the Company and the Plaintiff on April 2, 2018. The Court ordered HQDA to pay to the plaintiff a total of RMB 68,400,000. Although the verdict was unexpected, the Company was prepared for such event. It is a substantial amount, but it will not impact on the Company moving forward with its Global Wellness Alliance business which is the Company’s main goal platform to be established in the near future. Since the Company now partially owns the assets purchased from the Plaintiff, it is looking into ways to utilize the assets in a meaningful and profitable enterprise.

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

Stock Quotations

Quarter ended	High	Low
June 30,2018	$2.75	$2.75
September 30,2018	2.75	1.95
December 31,2018	1.99	1.00
March 31,2019	1.99	1.99
June 30,2019	5.00	1.00
September 30,2019	3.95	3.50
December 31,2019	3.50	3.00
March 31,2020	3.00	2.00
June 30,2020	2.50	1.50

On June 26, 2017, the Company increased the authorized shares of common stock of the Company from 75,000,000 shares to 200,000,000 shares and authorized the issuance of up to 10,000,000 shares of preferred stock, with such rights, preferences and limitations as may be set from time to time by resolution of the Board of Directors.

Holders of Common Stock

As of September 30, 2021, we had 145 stockholders of record holding 139,314,416 shares of common stock.

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

Recent Sales of Unregistered Securities

No shares were sold to US and non-US residents nor were shares offered for sale in the U.S.A during the year ended June 30, 2021.

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

Acquisition-Aviation and Travel Agency

In April 2019, we entered into a Business Project Investment Agreement (the “Acquisition Agreement”) with Palau Asia-Pacific International Aviation and Travel Agency consisting of Palau Asia Pacific Air Management Limited, Global Tourism Management Limited and Global (Guangzhou) Tourism Service Co., Ltd. (collectively the “Project Company”) pursuant to which we will acquire 51% of the issued and outstanding capital stock of Project Company for $8,000,000, representing 49% of the Project Company’s dividend distribution, voting rights and liquidation interest of assets. After payment of $3,000,000 in 2019, we decided to rescind agreement with above Project Company on September 8th 2020. According to the rescission agreement, we shall return the 51% stock ownership back to the Project Company and the Project Company shall deliver to us $285,514 and $733,200HK, thus both parties shall release each other from further liability. We have received $285,514 and $733,200 HK Dollar by the end of June 30, 2020.

Travel-and-living Business line

In March 2020, the Company established Sichuan HQDA Elderly Services Co., Ltd (“SHES”), the entity is intended to cooperate with the local hotels in Sichuan for providing travel-and-living services for seniors. The establishment of SHES is the first step of the Company’s worldwide travel-and-living platform, Global Wellness Alliance (“GWA”), in which the seniors can choose the cities they would like to travel, and have their proper short-term living options in all kinds of well-being places. In addition, the Company is also intended to cooperate with the local hotels in Hainan Province, which is the second member city of the GWA platform.

Business Apartment Service

In February 2021, the Company subtracted with Shanghai Jinhong Business Hotel Co., Ltd. (SHJH) for leasing the partial of the senior living residences and the related street and building property. SHJH subleases the rooms to the single independent residents, which are not limited to senior residents, and operate as the business apartment. The purpose of operating business apartment service is for creating the various home life styles and most importantly, helping the Company generate the stable and positive cash flow for the development of its main business – senior living industry.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We generated a net loss of $1,262,355 for the year ended June 30, 2021 and $4,756,825 for the year ended June 30, 2020. As of June 30, 2021, we have a working capital deficiency of $6,345,430.

These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital.

In the notes to our audited consolidated financial statements as of June 30, 2021, included elsewhere in this Form10-K, our auditors included an explanatory paragraph stating that, because our incurred accumulated losses of $9,351,983 for the period from January 21, 2004 (inception) to June 30, 2021, there was substantial doubt about our ability to continue as a going concern.

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

Results of Operations

	For the year ended June 30
	2021	2020

Revenue	$838,578	$489,831

Operating costs:
Cost of food and beverages	155,701	133,701
General and administrative cost	744,996	1,070,308
Depreciation and amortization	160,091	148,514
Impairment loss	-	2,719,643
Litigation reserve	952,558	1,217,240
Other cost	66,749	(43,550)
Operating loss	$(1,019,307)	$(4,756,025)

During the first half of 2020, we experienced a suspension due to COVID-19 outbreak in China, while the impact has been relieved since the second half of 2020. We adjust our main operation model which brings the revenue increased.

Operating loss decreased $3,514,508 for the year ended June 30, 2021 as compared to the year ended in June 30, 2020. The increase was mainly due to decrease of $2,719,643 in impairment loss, $264,682 in Litigation reserve and $95,806 decrease in amortization fee of consulting fee incurred in prior year.

The decrease in impairment loss was mainly due to the rescission of the Acquisition Agreement with Palau Asia-Pacific International Aviation and Travel Agency which was signed on April 16, 2019. The macro economic situation drove strategic change during the year. The recoverable amount of total first payment amounted to $3,000,000 was $285,514 together with $733,200HK, which was received by the end of June 30, 2020.The rest of impairment amounted to $99,762 was due to the termination of software development.

Litigation reserve is mainly generated from interest expense and default fee related to the lawsuits with Shanghai Hongfu, by Shanghai Qiao Hong Real Estate, Ltd (i.e. the Seller) and its subsidiaries (the “Plaintiff”) for breach of contract and non-payment of installments pursuant to the APA entered into between the Company and the Plaintiff on April 2, 2018.

Excluding the non-cash expenses of depreciation and amortization, impairment loss and litigation reserve, the operating loss would have been $289,797 for the year ended June 30, 2021 as compared to $671,428 for the year ended June 30, 2020.

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

Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments are outlined in Notes to financial statements 2 — Summary of Significant Accounting Policies.

Liquidity and Capital Resources

At June 30, 2021, we had cash of $28,080 and liabilities of $6,574,432. We will require additional funding in order to cover all anticipated administration costs and to proceed with the Asset Purchase Agreement executed on April 2, 2018 and to seek out additional travel agents for similar contracts. We also intend to provide management services to retirement homes, commercial properties and apartment buildings in China, which will result in higher administrative costs in the future.

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

We have agreed to pay the purchase price totaling RMB 233,000,000 in installments. Payments of $27,425,644 (RMB 176,150,000) have been made by the end of June 30, 2021.

Although we have the rights to operate the senior living facilities purchased under this agreement, we have not yet received a deed for Property A because the seller is involved in several lawsuits that have already resulted in a decision to restrict transfer of this asset by a Shanghai court. Therefore, remain of $8,851,251 (RMB 56,850,000) is not going to pay until this asset is free of the restrictions. The lawsuit in related to the unpaid installment of APA was verdict by Shanghai No. 2 Intermediate Court at Shanghai City, China on May 2021, the ownership of Shanghai Qiaoyuan Information Technology Co., Ltd (“SH QYIT”), who holds the land use rights of Property B was frozen per court auction. See Note 11 for more details about the result of lawsuit.

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

ITEM 7 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of HQDA Elderly Life Network Corp.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of HQDA Elderly Life Network Corp. and subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

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

Simon & Edward, LLP /s/

Diamond bar, California

September 28, 2021

We have served as the Company’s auditor since 2019.

HQDA Elderly Life Network Corp.

Consolidated Balance Sheets

	June 30, 2021	June 30, 2020

ASSETS
Current assets:
Cash	$28,080	$119,955
Accounts and other receivables	34,418	52,531
Related party receivables	43,809	194,812
	106,307	367,298

Deposits for assets purchase	20,597,809	19,662,519
Properties and equipment, net	5,713,732	5,323,983
Right-of-use asset	73,368	-
Total assets	$26,491,216	$25,353,800

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$95,435	$52,217
Unearned revenues	107,549	32,466
Operating lease liabilities	64,488	-
Litigation reserve	2,314,786	1,209,892
Payable to related parties	3,869,479	3,537,325
	6,451,737	4,838,968

Customer deposits – long-term	122,695	7,068
Total liabilities	6,574,432	4,838,968

Commitments and contingencies – Note 8

STOCKHOLDERS’ DEFICIT
Preferred stock: authorized 10,000,000 shares of $0.001 par value; none issued and outstanding	-	-
Common stock: authorized 200,000,000 shares of $0.001 par value; 139,314,416 shares issued and outstanding,	139,314	139,314
Additional paid-in capital	29,719,865	29,719,865
Accumulated other comprehensive loss	(590,412)	(1,234,719)
Accumulated deficit	(9,351,983)	(8,109,628)
Total stockholders’ equity	19,916,784	20,514,832
Total liabilities and stockholders’ equity	$26,491,216	$25,353,800

The accompanying notes are an integral part of these consolidated financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Operation and Other Comprehensive Income (loss)

	For the years ended June 30,
	2021	2020

Revenue	$838,578	$489,831

Operating costs:
Cost of food and beverages	155,701	133,701
Selling, general and administrative expenses	744,996	1,070,307
Depreciation and amortization	160,091	148,514
Impairment loss	-	2,719,643
Total operating expenses	1,060,788	4,072,166
Operating loss	(222,210)	(3,582,335)

Other income (expense):
Litigation reserve	(952,558)	(1,217,240)
Interest Income	68	126
Other (expense) income, net	(66,817)	42,624
Total other expenses, net	(1,019,307)	(1,173,690)

Net loss before income taxes	$(1,243,193)	$(4,757,625)
Income tax expenses	838	800
Net loss	(1,242,355)	(4,756,825)

Foreign currency translation, net tax	644,307	(96,286)
Comprehensive loss	$(598,048)	$(4,853,111)

Losses per share
Basic and diluted loss per share	$(0.01)	$(0.03)
Weighted average common shares outstanding	139,314,416	139,314,416

The accompanying notes are an integral part of these consolidated financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Cash Flows

	For the year ended June 30
	2021	2020
Cash flow from operating activities
Net loss	$(1,242,355)	$(4,756,825)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Impairment loss	-	2,719,588
Depreciation and amortization	161,900	148,514
Amortization of right-of-use assets	(71,152)	-
Litigation reserve	952,558	1,217,240
Gain on debt forgiveness	-	(43,150)
Changes in operating assets and liabilities :
Decrease in receivables	22,533	344,503
Increase in related party receivables	(42,788)	(39,049)
Decrease in accounts payable and accrued liabilities	105,066	(35,780)
Increase in unearned revenues	89,901	-
Increase of customer deposits – long-term	91,162	-
Operating lease liabilities	62,540	-
Net cash provided by (used in) operating activities	129,365	(474,904)

Cash flow from investing activities
Deposits paid for assets purchase	(22,649)	(1,848,849)
Purchase of equipment	(20,801)	-
Disposal of investment	-	380,119
Net cash used in investing activities	(43,450)	(1,468,730)

Cash flow from financing activities
(Decrease) increase in related party payable	(196,872)	1,699,030
Net cash (used in) provided by financing activities	(196,872)	1,699,030

Effect of exchange rate changes	19,081	13,836
Decrease in cash	(91,875)	(230,779)
Cash, beginning	119,955	350,734
Cash, ending	$28,080	$119,955

Supplemental disclosures of cash flow
Interest paid	$-	$-
Income taxes paid	$800	$800

The accompanying notes are an integral part of these consolidated financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Changes in Stockholders’ Equity

	Number of		Additional		Accumulated Other	Total
	Shares	Capital	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at June 30, 2019	139,314,416	$139,314	$29,719,865	$(3,352,803)	$(1,138,433)	$25,367,943
Net loss	-	-	-	(4,756,825)	-	(4,756,825)
Foreign currency translation, net tax	-	-	-	-	(96,286)	(96,286)

Balance at June 30, 2020	139,314,416	$139,314	$29,719,865	$(8,109,628)	$(1,234,719)	$20,514,832
Net loss	-	-	-	(1,242,355)	-	(1,241,517)
Foreign currency translation, net tax	-	-	-	-	644,307	1,373,392
Balance at June 30, 2021	139,314,416	$139,314	$29,719,865	$(9,351,983)	$(590,412)	$19,916,784

The accompanying notes are an integral part of these consolidated financial statements.

HQDA Elderly Life Network Corp.

Notes to Consolidated Financial Statements

1.	Nature and Continuance of Operations

HQDA Elderly Life Network Corp. (the “Company”) was incorporated under the laws of the State of Nevada on January 21, 2004. In September 2017, the Company acquired Shanghai Hongfu Health Management Ltd (Shanghai Hongfu”), a company incorporated in the People’s Republic China (“PRC”). Following the acquisition, on April 23, 2018, the Company changed its name to HQDA Elderly Life Network Corp.

Through Shanghai Hongfu, the Company purchased senior living facilities and launched a senior living residences business, which hosts to mostly men and women over the age of 50. The Company intends to expand its business of owning, leasing and/or operating senior living residences that will provide seniors with a supportive, home life setting with care and services, including activities of daily living, life enrichment and health and wellness. Shanghai Hongfu set up a wholly owned subsidiary - Sichuan HQDA Elderly Services Co., Ltd (“SHES”) on March 25, 2021 to extend its business at Southwest area of China.

The Company’s consolidated financial statements as of June 30, 2021 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,262,355 and $4,756,825 for the years ended June 30, 2021 and 2020, respectively. As of June 30, 2020, it had a negative working capital deficiency of $6,345,430 while it had a working capital of $14,471,669 at June 30, 2020.

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

Foreign currency translation

The United States dollar (“USD”) is the Company’s reporting currency. The Company’s wholly owned operating subsidiary, Shanghai Hongfu is located in China. The net sales generated and the related expenses directly incurred from the operations are denominated in local currency, Renminbi (“RMB”). The functional currency of the subsidiary is generally the same as the local currency.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of June 30, 2021 and 2020, none of the Company’s cash and cash equivalents held by financial institutions were uninsured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Major customers

For the years ended June 30, 2021 and 2020, the Company’s revenues from four and two major customers accounted more than 10% of the total revenue were as following:

	2021
	Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable
Customer A	$165,522	20%	$-	-%
Customer B	$182,136	22%	$-	-%
Customer C	$175,370	21%	$-	-%
Customer D	$147,731	18%	$-	-%

	2020
	Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable
Customer B	$312,162	64%	$11,309	100%
Customer D	$58,642	12%	$-	-%

There was no vendor concentration during the years ended June 30, 2021 and 2020.

Revenue recognition

On July 1, 2018 the Company adopted Accounting Standards Update (“ASU”) 2014-09, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company adopted ASC 606 using the modified retrospective method. The Company evaluated its revenue streams to identify whether it would be subject to the provisions of ASC 606 and any differences in timing, measurement or presentation of revenue recognition. The Company’s main source of revenue is generated from operating senior living residences and business apartment service. For the senior living industry, the Company recognizes resident fees and services, other than move-in fees, monthly as services are provided.

On November 2020 and amended on February 2021, the Company contracted with Shanghai Jinhong Business Hotel Co., Ltd. (SHJH) for leasing 60 rooms as a whole for five years and auto renew for another five years if no party in default pursuant to the contract terms. SHJH subleases the rooms to the single independent resident and operates as business apartments. On April 2021, the Company entered another contract with SHJH to lease the auxiliary building including retail spaces along the street for ten years for the average yearly rent of $191,441 (RMB 1,268,543). The Company recognize the rental income based on the lease terms using straight-line method under ASC 842.

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

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests of land use rights. This type of arrangement is common for the use of land in the PRC. The Company amortizes land use rights based on the term of the respective land use rights or expected useful lives, which generally ranges from 15 to 50 years. The land use rights of Collective Lands has unlimited useful lifetime.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts and other receivables, accounts payable and accrued liabilities and unearned revenues. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations.

Lease

Upon and thereafter the adoption of ASC 842 on July 1, 2019, the Company determines if an arrangement is or contains a lease at inception. Operating leases with lease terms of more than 12 months are included in operating lease assets, accrued and other current liabilities, and long-term operating lease liabilities on its consolidated balance sheet. Operating lease assets represent its right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments over the lease term. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using its incremental borrowing rate. Lease expense is recognized on a straight-line basis over the lease term.

Recently Adopted Accounting Pronouncements

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

Receivable and Payable

Receivable from related parties amounted $43,809 and $194,812 at June 30, 2021 and 2020, respectively. Payable to related parties amounted to $3,869,479 and $3,537,325 as of June 30, 2021 and 2020, respectively. The related party amounts represented operation advances or borrowings from companies that owned or controlled by the Company’s CEO to support the company’s normal operations. The payable balances bear no interest and due on demand.

Related party transactions

On September 1, 2019, the Company entered a three-year cooperation agreement with Zhonghuiai Wufu (Shanghai) Hotel Management Co., Ltd., (“ZHAWF Shanghai”), a related party, with respect to the daily operation and management of the senior hotel purchased on April 2018. According to the agreement, the Company shall pay RMB 1 million per year to ZHAWF Shanghai for the service provided. The Company amended the execution date of the cooperation agreement from September 1, 2018 to January 1, 2019 with three-year term. During the year ended June 30, 2021 and 2020, the Company recorded hotel management fee of $150,993 (RMB 1 million) and $213,329 (RMB 1.5 million), respectively. As of June 30, 2021 and 2020, the payable due to ZHAWF Shanghai of $144,638 and $102,268, respectively.

Other

During the years ended June 30, 2021 and 2020, the Company incurred management fees of $127,240 and $143,972, respectively, to the Company’s Chief Financial Officer (“CFO”). As of June 30, 2021, payable due to CFO was $35,644.

4.	Acquisitions

On April 2, 2018, the Company entered into an Asset Purchase Agreement (the “APA”) whereby the Company will purchase Assets A&B, including land use rights, buildings, construction rights and other property rights located in Shanghai from a third party (the “Seller”) for a total purchase price of $36,991,173 (RMB 233,000,0000 at exchange rate of 0.1587), which was its approximate fair value as estimated by a third party appraisal firm. A summary of fair value of the asset as following:

Description	Location	Amount (1)	Amount
		(in dollars)	(in RMB)
Building and building improvements and land use rights	Shanghai Pudong New Area Zhangjiang Ziwei Rd No. 372 and No. 376.	30,778,879	193,870,000
Land use rights	Shanghai Chongming District San Shuang Gong Lu No. 4797.	6,212,294	39,130,000
		36,991,173	233,000,000

(1) The exchange rate of 0.1587 was used to translate the RMB amounts at purchase date

As of June 30, 2021, the Company has paid a total of $27,425,644 (RMB 176.1 million). On September 1, 2018, the Company obtained the full management and operation rights of the senior hotel property and other assets (Property A) located at Shanghai Pudong New Area pursuant to the Operation Rights Transferring Agreement entered on August 31, 2018 with the seller. Although the Company has the rights to operate the senior living services of Asset A purchased under this agreement, and is currently generating revenues, the Company has not received a deed because the seller is involved in several lawsuits that have restrictions on assets transferring sentenced Shanghai local district courts. The Company has decided not to make any further payments until the asset is legally free of the restrictions. The Seller filed a legal case against Shanghai Hongfu for the payment default pursuant to the APA on July 13, 2020. See Note 11 for more details about the lawsuit and the final court ruling. During the year ended June 30, 2021, the Company paid $22,649 toward the agreement and the remaining unpaid balance was $8,851,251 (RMB56,580,000) as of June 30, 2021.

Further, the Company consummated the share purchase agreement to acquire the entity – Shanghai Qiaoyuan Information Technology Co., Ltd (“SH QYIT”) on November 2018 who holds the land use rights of Property B located on Shanghai Chongming. Asset B has been transferred to Properties and equipment, net during the year ended June 30, 2021. The two acquisitions were accounted for assets acquisitions.

On April 16, 2019 the Company entered into a Business Project Investment Agreement (the “Acquisition Agreement”) with Palau Asia-Pacific International Aviation and Travel Agency (“Palau Asia-Pacific”) consisting of Palau Asia Pacific Air Management Limited, Global Tourism Management Limited and Global (Guangzhou) Tourism Service Co., Ltd. (collectively the “Project Company”) pursuant to which it will acquire 51% of the issued and outstanding capital stock of Project Company for $8,000,000, representing 49% of the Project .The Company paid $3,000,000 deposit on April 2019 toward the Acquisition Agreement entered and decided to rescind the investment given the ongoing COVID-19 pandemic. The Company entered a rescission agreement (the “Rescission Agreement”) with Palau Asia-Pacific on September 8, 2020. According to the Rescission Agreement, the Company shall return the 51% stock ownership back to Palau Asia-Pacific, who shall deliver to us $285,514 and $733,200 Hong Kong Dollar back ($94,605) as investment return, thus both parties shall release each other from further liabilities under the Acquisition Agreement. As of June 30, 2020, the Company recorded $2,619,881 impairment loss on the $3,000,000 deposit paid pursuant to the Rescission Agreement. $380,119 total residual amount was received by the end of June 30, 2020.

5.	Properties and Equipment, net

	For the year ended June 30
	2021	2020
Land use rights and land use rights improvements	$6,092,340	$5,531,446
Furniture and office equipment	7,399	6,130
Capitalized software	42,253	46,947
Motors and vehicles	20,801	-
Minus: Accumulated depreciation and amortization	(449,061)	(260,540)
Properties and Equipment, net	$5,713,732	$5,323,983

During the years ended June 30, 2021 and 2020, the depreciation expenses amounted to $161,900 and $148,514, respectively. Capitalized software was determined to be impaired of $nil and 99,763 as of June 30, 2021 and 2020 due to the unfavorable business prospective and uncompleted APP development.

6.	Capital Stock

As of June 30, 2021 and 2020, the total issued and outstanding capital stocks was 139,314,416 with a par value of $0.001 per common share.

7.	Income Taxes

For the years ended June 30, 2021 and 2020, the Company recorded zero income tax provision due to the Company’s loss position except annual state corporation taxes.

United States Tax

HQDA is a Nevada corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017. No provision for income taxes in the United States has been made as HQDA had no taxable income for the years ended June 30, 2021 and 2020.

PRC Tax

The tax law in PRC applies an income tax rate of 25% to all enterprises. The Company’s subsidiary does not receive any preferential tax treatment from local government.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For the years ended June 30
	2021	2020
Loss before income tax	$(1,262,355)	$(4,756,825)
United States federal corporate income tax rate	21%	21%
Income tax credit computed at United State	(37,082)	(173,056)
Rate differential in PRC and other items	(4,400)	(23,534)
	(41,482)	(196,590)
Less: Changes in valuation allowance	41,482	196,590
Income tax provision	$-	$-

The tax effect of temporary differences that give arise to significant portion of the deferred tax assets are presented below:

	For the year ended June 30
	2021	2020
Net income tax operating loss carry forward	$(776,309)	$(732,090)
Less: Valuation allowance	776,309	732,090
Net deferred tax assets	$-	$-

As of June 30, 2021, the Company had an unused net operating loss carry-forward balance of approximately $3,696,710 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires in various years between 2024 and 2040. Management believes it is more likely than not that the Company will not realize those potential tax benefits as the operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

8.	Segment Information

The Company operates in one industry segment, being the senior housing and retirement services through its Shanghai Hongfu in China. As of June 30, 2021, the subsidiary had an amount of $15,743,371 and $14,461,546 in total assets, excluding inter-company balances, and it generated $838,578 and $489,831 in revenue, respectively. There was $125,000 revenue generated from inter-company transactions, which was eliminated in the consolidation level during the year ended June 30, 2021.

9.	Contingencies and commitments

Lawsuit related to the assets purchase agreements

The Company entered into the APA to acquire two properties in Shanghai totaling RMB 233,000,000. Payments of $27,425,644 (RMB 176,150,000) have been made through June 30, 2021. Due to the Seller of the assets is involved in several lawsuits that have restrictions of assets transferring assets under this purchase agreement sentenced by Shanghai local district courts, the Company has decided not to make remaining payments until the asset is free of the restrictions on June 2019.

On May 1, 2020, a lawsuit was filed at a district court in Shanghai, China, against the Company and Shanghai Hongfu, by Shanghai Qiao Hong Real Estate, Ltd (i.e. the Seller) and its subsidiaries (the “Plaintiff”) for breach of contract and non-payment of installments pursuant to the APA entered into between the Company and the Plaintiff on April 2, 2018. The Plaintiff is alleging damages of RMB 76,654,000 (approximately $10,842,150), including remaining RMB58 million installments, interest for delayed payment, default penalty, and etc. The District Court ruled the first verdict (the “First Verdict”) on November 18, 2020 in favor of the Plaintiff’s claim - the Company should pay RMB11,140,000 penalty along with the lawsuit fee RMB374,415 and the remaining RMB57,000,000 installments to consummate the APA. On May 27, 2021, Shanghai No. 2 Intermediate Court entered a verdict of the second trial raised in the January 16, 2020 which supported the first verdict in November 18, 2020. The Court ordered the Company to pay to the plaintiff a total of RMB 68,400,000.

For years ended June 30, 2021 and 2020, the Company reserved $952,558 and $1,217,240 for the interest expense related to the unpaid balance and penalty. As of June 30, 2021 and 2020, the Company total reserved the $2,314,786 and $1,209,892, respectively, in connection to the lawsuit pursuant to the First Verdict. Four bank accounts owned by Shanghai Hongfu were froze with the cash balance of $638 as of June 30, 2021.

Subsequently, the Company received a 2nd court executive order from the District Court who froze the 100% ownership of SH QYIT due to non-performance on the court executive order issued pursuant to the First Verdict. SH QYIT owns the land use right in the net amount of $6,092,340 as of June 30, 2021.

Lianyuangang Acquisition

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

As of June 30, 2021, due to the Covid-19 epidemic in China and other reasons from LYES, both parties agreed to stop moving forward the acquisition transaction with no harm to any party of this cooperation. The 234,845 shares certificates of HQDA’s common stock not yet issued are in the process of cancellation.

Settlement of a Violation of Exchange Act

On March 11, 2021, the Company settled a violation of Exchange Act Rule 12b-25 with Securities and Exchange Commission (SEC) for a fine of $50,000. In accordance with the settlement, the Company is obligated to pay the $50,000 fine as follows: $10,000 within 14 days of the entry of the Order, $15,000 within 180 days of the entry of the order, $12,500 within 270 days of the entry of the Order and $12,500 days of the entry of the Order. As of June 30, 2021, $40,000 payable was outstanding toward the settlement.

10.	Operating lease

Sichuan HQDA Elderly Services Co., Ltd (“SHES”), the newly established subsidiary of Shanghai Hongfu, entered two operating leases with third parties at Chengdu, China on March 2021. The two operating leases have a twenty-two months office space lease and a 1-year apartment lease for employee residence. The Company also has an office lease located at Rosemead, California with monthly rent of $1,020 at month-to-month basis.

According to ASC 842, the Company records the office lease on the balance sheet as Right-of-use assets and Operating lease liabilities and choose the simplified method record the apartment lease. The incremental borrowing rate is 5.75% and the remaining lease term is 1.6 years. Rental expenses for the years ended June 2021 and 2020 were $26,836 and $12,660, respectively. Total cash flows paid toward operation lease was $35,448 and $12,660 for the years ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had Right-of-use assets and operating lease liabilities in the amounts of $73,368 and $64,488, respectively.

As of June 30, 2021, future minimum annual lease payment under operating lease was as follows:

Operating lease
Year ending June 30, 2022	$67,437
Less interest	(2,949)
Present value of lease liabilities	$64,488

11.	Subsequent events

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these audited financial statements and has noted no subsequent events to be disclosed except the one under Note 9.

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

Under the supervision and with the participation of our management, including Ms. Ziyun Xu, our Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly consolidated financial statements as of June 30, 2021 and believe they are not effective.

Management assessed the effectiveness of our company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

➢	The Company has yet established thorough internal controls over financial reporting function at operating subsidiary level;

➢	Lack of sufficient internal control procedures over the complex accounting areas.

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

Changes in internal controls

Based on the evaluation as of June 30, 2021, Ms. Ziyun Xu, our Chief Executive Officer, and Mr. Jimmy Zhou, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All other Compensation	Total
Ziyun Xu (3)
Chief Executive Officer and a Director	2020	$—	$—	$—	$—	$—	$—	$—	$—
	2019	$—	$—	$—	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—	$—	$—	$—

Lianyue Song (1)(2)
President, Chief Executive Officer and a Director	2020	$—	$—	$—	$—	$—	$—	$—	$—
	2019	$—	$—	$—	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—	$—	$—	$—

Jimmy Zhou (4)
Chief Financial Officer and a Director	2020	$—	$—	$—	$—	$—	$—	$181,000	$181,000
	2019	$—	$—	$—	$—	$—	$—	$126,460	$126,460
	2018	$—	$—	$—	$—	$—	$—	$—	$—

Peigeng Xu (3)
Director	2020	$—	$—	$—	$—	$—	$—	$—	$—
	2019	$—	$—	$—	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—	$—	$—	$—

Haixiang Shen (3)
Director	2020	$—	$—	$—	$—	$—	$—	$—	$—
	2019	$—	$—	$—	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—	$—	$—	$—

Notes:

(1) Appointed on May 4, 2017.

(2) Resigned on July 12, 2019

(3) Appointed on April 12, 2018

(4) Appointed on May 17, 2017

Outstanding Equity Awards

As of September 28, 2021, our directors and executive officers did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our directors did not earn any compensation during the fiscal year ended June 30, 2021 and 2020.

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

*Less than 1%

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

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the year ended June 30, 2021 and 2020, the Company paid management fees of $147,240 and $143,972, respectively, to the Company’s Chief Financial Officer.

For the year ended June 30, 2021 and 2020, the Company owed to its Chief Financial Officer amounts of $35,644 and $nil, respectively, included in accrued liabilities. The amounts represent expenses paid by the Company’s CFO on behalf of the Company that was not reimbursed at each year end.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	For the year ended June 30
	2021	2020
Audit fees*	$18,000	$30,000
Audit-related fees**	12,000	12,000
Tax fees	-	-
Total fees paid or accrued to our principal accountants	$30,000	$30,800

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

HQDA ELDER LIFE NETWORK CORP.

BY:	/s/ Ziyun Xu
Ziyun Xu, Chief Executive Officer

BY:	/s/ Jimmy Zhou
Jimmy Zhou, Chief Financial Officer

DATE:	September 29, 2021

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/s/ Ziyun Xu
Ziyun Xu, Chief Executive Officer

Date:	September 29, 2021

BY:	/s/ Jimmy Zhou
Jimmy Zhou, Chief Financial Officer

DATE:	September 29, 2021

