Form 10-Q
period 2021-09-30
HQDA ELDERLY LIFE NETWORK CORP.
filed 2021-11-12
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to __________________

Commission File Number: 000-52417

HQDA ELDERLY LIFE NETWORK CORP.
(Exact name of registrant as specified in its charter)

nevada	98-1225287
(State or other jurisdiction of organization)	(IRS. employer identification no.)

372 Ziwei Road, Pudong New District
Shanghai, P. R, China
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HQDA	OTC Markets Group

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at November 12, 2021 was 139,314,416.

HQDA ELDERLY LIFE NETWORK CORP.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HQDA Elderly Life Network Corp.

Consolidated Balance Sheets

	September 30,	June 30,
	2021	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$10,174	$28,080
Accounts and other receivables	39,867	34,418
Receivable - related parties	63,589	43,809
	104,630	106,307

Deposits for assets purchase	20,586,608	20,597,809
Properties and equipment, net	5,652,241	5,713,732
Right-use-of asset	$62,014	$73,368
Total assets	$26,405,493	$26,491,216

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$159,244	$95,435
Payable to related parties	3,732,644	3,869,479
Unearned revenue	245,174	107,549
Lease liability	53,930	64,488
Litigation reserve	2,306,749	2,314,786
Customer deposits – long-term	115,000	122,695
Total liabilities	6,612,741	6,574,432

Commitments and contingencies – Note 8

STOCKHOLDERS’ DEFICIT
Preferred stock: authorized 10,000,000 shares of $0.001 par value; issued and outstanding, none	-	-
Common stock: authorized 200,000,000 shares of $0.001 par value; 139,314,416 shares issued and outstanding,	139,314	139,314
Additional paid-in capital	29,719,865	29,719,865
Accumulated other comprehensive loss	(622,804)	(590,412)
Accumulated deficit	(9,443,623)	(9,351,983)
Total stockholders’ equity	19,792,752	19,916,784
Total liabilities and stockholders’ equity	$26,405,493	$26,491,216

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp

Consolidated Statements of Comprehensive Income (loss)

(Unaudited)

	Three months ended September 30,
	2021	2020

Revenue	$144,316	$155,440

Operating costs:
Cost of food and beverages	27,320	46,855
Selling, general and administrative expenses	164,507	229,267
Depreciation and amortization	41,730	47,949
Total operating expenses	233,557	324,071
Operating loss	(89,241)	(168,631)

Other income (expense):
Litigation reserve	-	176,050
Interest Income	-	(11)
Other expense, net	2,399	(1,116)
	2,399	174,923
Net loss before income taxes
Income tax expense	-	-
Net loss	$(91,640)	$(343,554)

Foreign currency translation, net tax	(32,392)	140,166
Comprehensive loss	$(124,032)	$(203,388)
Earnings per share
Basic and diluted loss per share	$(0.000)	$(0.002)
Weighted average common shares outstanding	139,314,416	139,314,416

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended September 30
	2021	2020
Cash flow from operating activities
Net loss	$(91,640)	$(343,554)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52,811	47,949
Legal reserve	-	176,050
Changes in operating assets and liabilities：
Decrease in receivables	(60,051)	(13,564)
Increase in related party receivables	43,636	71,728
Increase in accounts payable and accrued liabilities	(18)	51,665
Increase in contract liabilities	137,773	-
Decrease of customer deposits – long-term	(7,257)	-
Operating lease liabilities	(10,317)	-
Net cash provided by (used in) operating activities	64,941	(9,762)

Cash flow from investing activities
Deposits paid for assets purchase	(23,235)	(352)
Net cash used in investing activities	(23,235)	(352)

Cash flow from financing activities
Decrease in related party payable	(59,599)	(50,589)
Net cash provided by financing activities	(59,599)	(50,589)

Effect of exchange rate changes	181	(7,143)
Decrease in cash	(17,712)	(67,810)
Cash, beginning	27,886	119,955
Cash, ending	$10,174	$52,145

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Number of		Additional		Accumulated Other	Total
	Shares	Capital	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at June 30, 2020	139,314,416	$139,314	$29,719,865	$(8,109,628)	$(1,234,719)	$20,514,832
Net loss				(343,554)		(343,554)
Foreign currency translation, net tax					140,166	140,166
Balance at September 30, 2020	139,314,416	$139,314	$29,719,865	(8,453,182)	(1,094,553)	20,311,444

Balance at June 30, 2021	139,314,416	139,314	$29,719,865	(9,351,983)	(590,412)	19,916,784
Net loss				(91,640)		(91,640)
Foreign currency translation, net tax					(32,392)	(32,392)
Balance at September 30, 2021	139,314,416	139,314	$29,719,865	(9,443,623)	(622,804)	19,792,752

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

The Company’s consolidated financial statements as of September 30, 2021 and for the three months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $91,640 and $343,554 for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, it had a negative working capital deficiency of $ 6,393,111 while it had a negative working capital deficiency of $6,345,430 at June 30, 2021.

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

2. Basis of Significant Accounting policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Shanghai Hongfu Health Management Ltd. All inter-company balances have been eliminated upon consolidation. This disclosure should be read in conjunction with our audited financial statements for the year ended June 30, 2021, including footnotes, contained in our Annual Report on Form 10-K,

Use of Estimates

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

3. Related party Transactions

Receivable and Payable

Receivable from related parties amounted $63,589 and $43,809 at September 30, 2021 and June 30, 2021, respectively. Payable to related parties amounted to $3,732,644 and $ 3,869,479 at September 30, 2021 and June 30, 2021, respectively.  The related party amounts are mainly operation advances and funding to support the Company’s daily operations. The payable balances bear no interest and due on demand.

Related party transactions

On September 1, 2018, the Company entered a three-year cooperation agreement with Zhonghuiai Wufu (Shanghai) Hotel Management Co., Ltd., (“ZHAWF Shanghai”), a related party, with respect to the daily operation and management of the senior hotel purchased on April 2018. According to the agreement, the Company shall pay RMB one million per year to ZHAWF Shanghai for the service provided. The Company amended the execution date of the cooperation agreement from September 1, 2018 to January 1, 2019 with three-year term. For the three months ended September 30, 2021 and 2020, the Company recorded hotel management fee of $38,725 (RMB 0.25 million) and $ 24,920 (RMB 0.25 million), respectively. Payable due to ZHAWF Shanghai as of September 30 and June 30, 2021 was $26,793 and $102,268 and $144,638, respectively  .

Other

During the three ended September 30, 2021, and 2020 the Company recorded management fees of $33,680 and $24,920 for the service provided by Chief Financial Officer, respectively. As of September 30, 2021 and 2020, the payable due to Chief Financial Officer were $65,644 and $20,000, respectively.

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

As of September 30, 2021, the Company has paid a total of $27,353,690 (RMB 176.3 million). On September 1, 2018, the Company obtained the full management and operation rights of the senior hotel property and other assets (Property A) located at Shanghai Pudong New Area pursuant to the Operation Rights Transferring Agreement entered on August 31, 2018 with the seller. Although the Company has the rights to operate the senior living services of Asset A purchased under this agreement, and is currently generating revenues, the Company has not received a deed because the seller is involved in several lawsuits that have restrictions on assets transferring sentenced Shanghai local district courts. The Company has decided not to make any further payments until the asset is legally free of the restrictions. The Seller filed a legal case against Shanghai Hongfu for the payment default pursuant to the APA on July 13, 2020. See Note 8 for more details about the lawsuit and the final court ruling. During the three months ended September 30, 2021, the Company paid $23,273 toward the agreement and the remaining unpaid balance was $8,797,244 (RMB56,700,000) as of September 30, 2021.

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

5. Properties and Equipment, net

	September 30,	June 30,
	2021	2021
	(Unaudited)
Land use rights and improvements	$6,071,185	$6,092,340
Furniture and office equipment	7,347	7,399
Capitalized software	42,253	42,253
Motors and vehicles	20,756	20,801
Minus: Accumulated depreciation and amortization	(489,300)	(449,061)
Properties and Equipment, net	$5,652,241	$5,713,732

For the three ended September 30, 2021 and 2021, the depreciation and amortization expenses were $41,730 and $57,596, respectively.

6. Segment Information

The Company operates in one industry segment, being the senior housing and retirement services through its wholly owned subsidiary in China. As of September 30 and June 30, 2021, the subsidiary had an amount of $15,686,163 and $15,743,371, respectively, in total assets. There was no revenue generated from inter-company transactions for three months ended September 30, 2021 and 2020.

7. Contingencies and commitments

Lawsuit related to the assets purchase agreements

The Company entered into the APA to acquire two properties in Shanghai totaling RMB 233,000,000. Payments of $27,353,690 (RMB 176,300,000) have been made through September 30, 2021. Due to the Seller of the assets is involved in several lawsuits that have restrictions of assets transferring assets under this purchase agreement sentenced by Shanghai local district courts, the Company has decided not to make remaining payments until the asset is free of the restrictions on June 2019.

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

As of September 30 and June 2021, the Company reserved $2,306,749 and $2,314,786, respectively, in connection to the lawsuit pursuant to the First Verdict. Four bank accounts owned by Shanghai Hongfu were froze with the cash balance of $2,595 and $638 as of September 30 and June 30, 2021, respectively.

Subsequently, the Company received a 2nd court executive order from the District Court who froze the 100% ownership of SH QYIT due to non-performance on the court executive order issued pursuant to the First Verdict. SH QYIT owns the land use right in the net amount of $6,071,185 and $6,092,340 as of September 30 and June 30, 2021.

Settlement of a Violation of Exchange Act

On March 11, 2021, the Company settled a violation of Exchange Act Rule 12b-25 with Securities and Exchange Commission (SEC) for a fine of $50,000. In accordance with the settlement, the Company is obligated to pay the $50,000 fine as follows: $10,000 within 14 days of the entry of the Order, $15,000 within 180 days of the entry of the order, $12,500 within 270 days of the entry of the Order and $12,500 days of the entry of the Order. As of September 30 and June 30, 2021, $40,000 payable was outstanding toward the settlement.

8. Operating lease

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

According to ASC 842, the Company records the office lease on the balance sheet as Right-of-use assets and Operating lease liabilities and choose the simplified method record the apartment lease. The incremental borrowing rate is 5.75% and the remaining lease term is 1.3 years. Rental expenses for the three months ended September 30, 2021 and 2020 were $11,947 and $nil respectively. Total cash flows paid toward operation lease was $15,310 and $3,060 for the three months ended September 30, 2021 and 2020, respectively. As of September 30 and June 30, 2021, the Company had Right-of-use assets and operating lease liabilities in the amounts of $62,014 and $73,368, respectively.

As of September 30, 2021, future minimum annual lease payment under operating lease was as follows:

Years ending June 30,	Operating lease
2022	$33,602
2023	22,401
Total	56,003
Less interest	(2,073)
Present value of lease liabilities	$53,930

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

Results of Operations

	Three months ended September 30
	2021	2020	Changes

Revenue	$144,316	$155,440	$(11,124)

Operating costs:
Cost of food and beverages	27,320	46,855	(19,535)
General and administrative cost	164,507	228,966	(64,459)
Depreciation and amortization	41,730	47,949	(6,219)

Operating loss	$(89,241)	$(168,631)	$79,390

Three months ended September 30, 2021 compared to three months ended September 30, 2020

The revenue for the three months ended September 30, 2021 remain constant with a slight decrease compared with the same period ended September 30, 2020, The decrease of revenue share the same movement with the decrease of cost of food and beverages. The decrease was due to the Company adjusted partial of the business model, (i.e. subleases the rooms to the single independent resident and operates as business apartments). The business is still growing during the transition period.

The decrease of operating loss amounted $79,930 for the three months ended September 30, 2021 as compared to the same period ended in 2020 was mainly due to the decrease on selling, general and administrative costs of 64,459 mainly due to the closure of hotel cafeteria and outsourced receptionist and part of room cleaning service to the subcontractor.

Excluding the non-cash expenses of depreciation and amortization, the operating loss would have been $47,511 and $120,682, for the three months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

On September 30, 2021, we had cash on hand of $10,174 and liabilities of $6,612,741. We will require additional funding in order to cover all anticipated administration costs and to proceed with the unpaid balance of APA agreement as well as the interest and penalty. We intend to continue to explore the new business model, such as continue develop the Travel-and-living Business line, and provide management services to retirement homes, commercial properties and apartment buildings in China, which will result in higher administrative costs in the future.

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

We have agreed to pay the purchase price totaling RMB 233,000,000 in installments. Payments of $27,353,690 (RMB 176,300,000) have been made by the end of September 30, 2021.

Although we have the rights to operate the senior living facilities purchased under this agreement, we have not yet received a deed for Property A because the seller is involved in several lawsuits that have already resulted in a decision to restrict transfer of this asset by a Shanghai court. Therefore, remaining amount of $8,797,244 (RMB 56,700,000) is outstanding. The lawsuit in related to the unpaid installment of APA was verdict by Shanghai No. 2 Intermediate Court at Shanghai City, China on May 2021, the ownership of Shanghai Qiaoyuan Information Technology Co., Ltd (“SH QYIT”), who holds the land use rights of Property B was frozen per court auction. See Note 7 for more details about the result of lawsuit.

Employees

At present, we have 18 employees, other than our current officers and directors, who devote their time as required to our business operations.

Off-balance Sheet Arrangements

September 30, 2021, we have no off-balance sheet arrangements that would require disclosure.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Our management is not aware of any threatened litigation, claims or assessments as of the date hereof.

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

HQDA Elderly Life Network Corp.

November 12, 2021	BY:	/s/ Ziyun Xu
Date		Ziyun Xu, Chief Executive Officer

November 12, 2021	BY:	/s/ Jimmy Zhou
Date		Jimmy Zhou, Chief Financial Officer

