Form 10-Q
period 2021-12-31
HQDA ELDERLY LIFE NETWORK CORP.
filed 2022-03-22
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to __________________

Commission File Number: 000-52417

HQDA ELDERLY LIFE NETWORK CORP.
(Exact name of registrant as specified in its charter)

nevada	98-1225287
(State or other jurisdiction of organization)	(IRS. employer identification no.)

372 Ziwei Road, Pudong New District
Shanghai, P.R. China
(Address of principal executive offices)

+86 15358018888
(Registrant’s telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at March 17, 2022 was 139,314,416.

HQDA ELDERLY LIFE NETWORK CORP.

FORM 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HQDA Elderly Life Network Corp.

Consolidated Balance Sheets

	December 31,	June 30,
	2021	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$18,862	$28,080
Accounts and other receivables	22,857	34,418
Receivable - related parties	59,625	43,809
	101,344	106,307

Deposits for assets purchased	20,731,964	20,597,809
Properties and equipment, net	5,689,845	5,713,732
Right -use-of asset	-	73,368
Total assets	$26,523,153	$26,491,216

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$140,673	$95,435
Payable to related parties	3,814,279	3,869,479
Unearned revenue	52,678	107,549
Lease liability	-	64,488
Litigation reserve	2,737,277	2,314,786
Customer deposits, noncurrent	223,548	122,695
Total liabilities	6,968,455	6,574,432

Commitments and contingencies – Note 8

STOCKHOLDERS’ DEFICIT
Preferred stock: authorized 10,000,000 shares of $0.001 par value; issued and outstanding, none	-	-
Common stock: authorized 200,000,000 shares of $0.001 par value; 139,314,416 shares issued and outstanding,	139,314	139,314
Additional paid-in capital	29,719,865	29,719,865
Accumulated other comprehensive loss	(506,185)	(590,412)
Accumulated deficit	(9,798,296)	(9,351,983)
Total stockholders’ equity	19,554,698	19,916,784
Total liabilities and stockholders’ equity	$26,523,153	$26,491,216

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp

Consolidated Statements of Comprehensive Income (loss)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020

Revenue	$281,169	$352,922	$425,485	$508,362

Operating costs:
Cost of food and beverages	35,085	52,554	62,405	99,409
Selling, general and administrative expenses	158,950	172,560	323,457	401,827
Depreciation and amortization	45,013	41,134	86,743	89,083
Total operating expenses	239,048	266,248	472,605	590,319
Operating income (loss)	42,121	86,674	(47,120)	(81,957)

Other income (expense):
Litigation reserve expense	(395,375)	(298,898)	(395,375)	(474,948)
Interest Income	16	18	16	29
Other income (expense), net	(1,435)	539	(3,834)	1,655
Total other expense, net	(396,794)	(298,341)	(399,193)	(473,264)

Net loss	$(354,673)	$(211,667)	$(446,313)	$(555,221)

Foreign currency translation, net tax	116,619	397,389	84,227	537,555
Comprehensive income (loss)	$(238,054)	$185,722	$(362,086)	$(17,666)

Earnings per share
Basic and diluted loss per share	$(0.00)	$(0.002)	$(0.00)	$(0.004)
Weighted average common shares outstanding	139,314,416	139,314,416	139,314,416	139,314,416

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended December 31
	2021	2020
Cash flow from operating activities
Net loss	$(446,313)	$(555,221)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	86,743	89,083
Legal reserve	395,375	474,948
Amortization of Right-of-use assets	8,949
Bad debt expense	20,179
Changes in operating assets and liabilities：
Increase (decrease) in receivables	2,854	(30,920)
(Decrease) increase in related party receivables	(43,886)	68,356
(Decrease) increase in accounts payable and accrued liabilities	(18,850)	45,272
Decrease (increase) in unearned revenues	(55,878)	6,829
Increase of customer deposits – long-term	99,150	53,174
Net cash provided by provided by operating activities	48,323	151,521

Cash flow from investing activities
Deposits paid for assets purchase	(23,534)	-
Purchase of equipment	-	(359)
Net cash used in investing activities	(23,534)	(359)

Cash flow from financing activities
Decrease in related party payable	(33,340)	(120,592)
Net cash used in financing activities	(33,340)	(120,592)

Effect of exchange rate changes	(667)	(525)
Decrease in cash	(9,218)	30,045
Cash, beginning	28,080	119,955
Cash, ending	$18,862	$150,000

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Number of		Additional		Accumulated Other	Total
	Shares	Capital	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at June 30, 2020	139,314,416	$139,314	$29,719,865	$(8,109,628)	$(1,234,719)	$20,514,832
Net loss	-	-	-	(555,221)	-	(555,221)
Foreign currency translation, net tax	-	-	-	-	537,555	537,555
Balance at December 31, 2020	139,314,416	$139,314	$29,719,865	(8,664,849)	(697,164)	$20,497,166

Balance at June 30, 2021	139,314,416	139,314	$29,719,865	(9,351,983)	(590,412)	19,916,784
Net loss	-	-	-	(446,313)	-	(446,313)
Foreign currency translation, net tax	-	-	-	-	84,227	84,227
Balance at December 31, 2020	139,314,416	139,314	$29,719,865	(9,798,296)	(506,185)	19,554,698

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

The Company’s consolidated financial statements as of December 31, 2021 and for the six months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $354,673 and $446,313 for the three and six months ended December 31, 2021, respectively. As of December 31, 2021, it had a negative working capital deficiency of $ 6,643,563 while it had a negative working capital deficiency of $6,345,430 at June 30, 2021.

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

Shanghai Hongfu entered a series leasing contracts with Shanghai Jinhong Business Hotel Co., Ltd. (“Shanghai Jinhong”) since November 2020, who subleases senior rooms, auxiliary building, property facilities and office spaces of the properties located at Zhangjiang, Shanghai from Shanghai Hongfu for five to fifteen years. The Company recognize the rental income based on the lease terms using straight-line method under ASC 842.

Contract A: On November 2020 and on April 2021 which amended on July 2021, the Company contracted with Shanghai Jinhong to lease a total 130 rooms for five years and auto renew for another five years if no party in default pursuant to the contract terms. Shanghai Jinhong subleases the rooms to the single independent resident and operates as business apartments. The initial room rental fee was around $6,200 annum for the first three years and $6,400 for the remaining terms. As of December 31, 2021, Shanghai Hongfu has delivered 60,30 and 30 rooms to Shanghai Jinhong pursuant to the lease contracts on February, September and November 2021, respectively.

Contract B: On April 2021 and amended on July 2021, the Company entered a contract with Shanghai Jinhong to lease the auxiliary building including retail spaces along the street for ten years for the average yearly rent of $158,910 (approximately RMB 1 million).

Contract C: On July 2021, supplementary agreement of contract A entered, that Shanghai Jinhong will reconstruct the parking lot in order to increase the packing space to 40 and above. Both parties agree that 70% and 30% of the revenue generated from parking lot shared by Shanghai Hongfu and Shanghai Jinhong, respectively. As of December 31, 2021, the renovation project for parking lots has not yet completed.

Contract D: On July 2021, the Company entered a contract with Shanghai Jinhong to lease the facility area, including a room, gym, office, conference room & facilities for 15 years with eight-month-free rent holiday. The average annum rental income is around $12,000.

Contract E: On October 2021, the Company entered a contract with Shanghai Jinhong to lease an 500 meters square area, which can be used as office, conferences &dorms for 15 years with eight-month rent holiday. The average annual rental income is around $37,600.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an i7mpairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted ASU No. 2017-04 on July 1, 2020 and the adoption did not have an impact on the Company’s interim financial position and results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 20163-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

3. Related party Transactions

Receivable and Payable

Receivable from related parties amounted $59,625 and $43,809 at December 31, 2021 and June 30, 2021, respectively. Payable to related parties amounted to $ 3,814,279 and $ 3,869,479 at December 31, 2021 and June 30, 2021, respectively. The related party amounts are mainly operation advances and funding to support the Company’s daily operations. The payable balances bear no interest and due on demand.

Related party transactions

On September 1, 2018, the Company entered a three-year cooperation agreement with Zhonghuiai Wufu (Shanghai) Hotel Management Co., Ltd., (“ZHAWF Shanghai”), a related party, with respect to the daily operation and management of the senior hotel purchased on April 2018. According to the agreement, the Company shall pay RMB one million per year to ZHAWF Shanghai for the service provided. The Company amended the execution date of the cooperation agreement from September 1, 2018 to January 1, 2019 with three-year term. For the three and six months ended December 31, 2021, the Company recorded hotel management fee of $39,223 (RMB250,000) and $78,447 (RMB 0.5 million), respectively. During the six months ended December 31, 2021, ZHAWF Shanghai also collects some fund on behalf of Shanghai Hongfu due to the restriction of the Company’s bank accounts. Receivable due from and Payable due to ZHAWF Shanghai as of December 31, 2021 and June 30, 2021 were $52,821 and $(144,638), respectively.

Other

During the three and six months ended December 31, 2021, the Company recorded management fees of $32,440 and $66,120 for the service provided by our ex-CFO, respectively, and $30,000 and $60,000 for the three and six months ended December 31, 2020, respectively. As of December 31, 2021 and 2020, the payable due to Chief Financial Officer were $93,387 and $20,000, respectively.

4. Asset Acquisition

On April 2, 2018, the Company entered into an Asset Purchase Agreement (the “APA”) whereby the Company will purchase land use rights, buildings, construction rights and other property rights located in Shanghai from a third party for a total purchase price of $36,991,173 (RMB 233,000,000 at exchange rate of 0.1587), which was its approximate fair value as estimated by a third-party appraisal firm. A summary of fair value of the asset as following:

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

As of December 31, 2021, the Company has paid a total of $27,353,690 (RMB 176.3 million). On September 1, 2018, the Company obtained the full management and operation rights of the senior hotel property and other assets (Property A) located at Shanghai Pudong New Area pursuant to the Operation Rights Transferring Agreement entered on August 31, 2018 with the seller. Although the Company has the rights to operate the senior living services of Asset A purchased under this agreement, and is currently generating revenues, the Company has not received a deed because the seller is involved in several lawsuits that have restrictions on assets transferring sentenced Shanghai local district courts. The Company has decided not to make any further payments until the asset is legally free of the restrictions. The Seller filed a legal case against Shanghai Hongfu for the payment default pursuant to the APA on July 13, 2020. See Note 8 for more details about the lawsuit and the final court ruling. During the six months ended December 31, 2021, the Company paid $23,273 (RMB150,000) toward the agreement and the remaining unpaid balance was $8,797,244 (RMB56,700,000) as of December 31, 2021.

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

5. Properties and Equipment, net

	December 31,	June 30,
	2021	2021
Land use rights and land use rights improvements	$6,160,168	$6,092,340
Furniture and office equipment	7,454	7,399
Capitalized software	42,253	42,253
Motors and vehicles	21,060	20,801
Minus: Accumulated depreciation and amortization	(541,090)	(449,061)
Properties and Equipment, net	$5,689,845	$5,713,732

For the six months ended December 31, 2021 and 2020, the depreciation and amortization expenses were $86,743 and $89,083, respectively, and $45,013 and $41,134 for the three months ended December 31, 2021 and 2020, respectively.

6. Segment Information

The Company operates in one industry segment, being the senior housing and retirement services through its wholly owned subsidiary in China. As of December 31 and June 31, 2021, the subsidiary had an amount of $15,796,198 and $15,743,371, respectively, in total assets, excluding inter-company balances, and it generated $425,485 and $508,362 for the six months ended December 31, 2021 and 2020, respectively, in revenue. There was no revenue generated from inter-company transactions.

7. Contingencies and commitments

Lawsuit related to the assets purchase agreements

The Company entered into the APA to acquire two properties in Shanghai totaling RMB 233,000,000. Payments of $27,353,690 (RMB 176,300,000) have been made through December 31, 2021. Due to the Seller of the assets is involved in several lawsuits that have restrictions of assets transferring assets under this purchase agreement sentenced by Shanghai local district courts, the Company has decided not to make remaining payments until the asset is free of the restrictions in June 2019.

On May 1, 2020, a lawsuit was filed at a district court in Shanghai, China, against the Company and Shanghai Hongfu, by Shanghai Qiao Hong Real Estate, Ltd (“Shanghai Qiaohong” and the “Seller”) and its subsidiaries (the “Plaintiff”) for breach of contract and non-payment of installments pursuant to the APA entered into between the Company and the Plaintiff on April 2, 2018. The Plaintiff is alleging damages of RMB 76,654,000 (approximately $10,842,150), including remaining RMB58 million installments, interest for delayed payment, default penalty, and etc. The District Court ruled the first verdict (the “First Verdict”) on November 18, 2020 in favor of the Plaintiff’s claim - the Company should pay RMB11,140,000 penalty along with the lawsuit fee RMB374,415 and the remaining RMB57,000,000 installments to consummate the APA. On May 27, 2021, Shanghai No. 2 Intermediate Court entered a verdict of the second trial raised in the January 16, 2020 which supported the first verdict in November 18, 2020. The Court ordered the Company to pay to the plaintiff a total of RMB 68,400,000.

As of December 31 and June 2021, the Company reserved $2,737,277 and $2,314,786, respectively, for the lawsuit pursuant to the First Verdict, including penalty for payment in default and interest expenses till December 31,2021. Four bank accounts owned by Shanghai Hongfu have been frozen with the cash balance of $2,767 and $638 as of December 31, 2021 and June 30, 2021, respectively.

Subsequently, the Company received a 2nd court executive order from the District Court who froze the 100% ownership of SH QYIT due to non-performance on the court executive order issued pursuant to the First Verdict. SH QYIT owns the land use right in the net amount of $6,160,168 and $6,092,340 as of December 31 and June 30, 2021, respectively.

Lianyuangang Acquisition

On October 26, 2020, the Company acquired 10% of the issued and outstanding shares (the “Shares”) of Lianyungang Yiheyuan Elderly Services Co., Ltd., a corporation registered in Jiangsu Province, PRC (“LYES”) pursuant to a Securities Purchase Agreement (the “Agreement”). In accordance with the Agreement, HQDA is purchasing the Shares in exchange for 234,845 shares of HQDA’s common stock valued at $1.00 per share, equivalent to 10% of the initial RMB16,000,000 (approximately USD$2,348,450) registered capital of LYES. LYES operates a unique elderly services business in its local hot spring resort.

As of June 30, 2021, due to the Covid-19 epidemic in China and other reasons from LYES, both parties verbally agreed to stop moving forward the acquisition transaction with no harm to any party of this cooperation. The official termination agreement is expecting to complete by the end of June 2022, and the 234,845 shares of HQDA’s common stock are in the process of cancellation.

Settlement of a Violation of Exchange Act

On March 11, 2021, the Company settled a violation of Exchange Act Rule 12b-25 with Securities and Exchange Commission (SEC) for a fine of $50,000. In accordance with the settlement, the Company is obligated to pay the $50,000 fine as follows: $10,000 within 14 days of the entry of the Order, $15,000 within 180 days of the entry of the order, $12,500 within 270 days of the entry of the Order and $12,500 days of the entry of the Order. As of December 31, and June 30, 2021, $12,500 and $25,000 payable were outstanding toward the settlement. During the six months ended December 31,2021, $15,000 has been paid toward the settlement, and subsequently $12,500 has been paid on January 28, 2022 as well.

8. Operating lease

Sichuan HQDA Elderly Services Co., Ltd (“SHES”), the newly established subsidiary of Shanghai Hongfu, entered two operating leases with third parties at Chengdu, China on March 2021. The two operating leases have a twenty-two month term for the office space lease and a 1-year apartment lease for employee residence.

According to ASC 842, the Company records the office lease on the balance sheet as Right-of-use assets and Operating lease liabilities and choose the simplified method record the apartment lease. The incremental borrowing rate is 5.75%. Rental expenses for the three and six months ended December 31, 2020 were $6,120 and $3,060 respectively. Total cash flows paid toward operation lease were $11,326 and $6,120 for the six months ended December 31, 2021 and 2021, respectively. As of June 30, 2021, the Company had Right-of-use assets and operating lease liabilities in the amounts of $73,368 and $64,488, respectively.

On October 15, 2021, SHES entered an early termination agreement with the count party of the lease agreement, who is the sublessor of the office space and currently having some arguments with the landlord. Pursuant to the early termination agreement, the lease payment obligation for SHES was terminated on September 3, 2021 and the sublessor will return SHES’s security deposit and unusual lease payment of September 2021 by November 19, 2021. As result of the early termination agreement, $8,174 and $11,511 rent expenses were recorded for the three and six months ended December 31, 2021, respectively.

The Company also has an office lease located at Rosemead, California with monthly rent of $1,020 at month-to-month basis. The Company cancelled the office lease on October 2021.

9. Subsequent event

On January 12, 2022, pursuant to the 2nd court executive order, an agreement was entered between Shanghai Hongfu and Shanghai Qiaohong, the Plaintiff, pursuant to which, Shanghai Hongfu will take the land use rights owned by SH QYIT to the judicial auction. The proceeds of the auction or the second judicial auction price will be applied to the remaining purchase amount owned by the Company to the Plaintiff, depending on whether the auction is successfully completed. Shanghai Hongfu also agreed to pay the Plaintiff in four installments totaling RMB 3.6 million or about USD$567,000 in 2022, which will be generated from the rental income of the Property A to offset partial arrears to the Plaintiff. Based on the above commitment, the Plaintiff agreed to file the legal request to the Pudong District Court, China to unfreeze the bank accounts owned by Shanghai Hongfu, and lift restrictions on its legal representative. As of March 17, 2022, the above legal requests have been granted by the Pudong District Court, China.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements”, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

●	our failure to obtain additional financing;
●	our inability to continue as a going concern;
●	the unique difficulties and uncertainties inherent in the business;
●	local and multi-national economic and political conditions, and
●	our common stock.

Unless expressly indicated or the context requires otherwise, The terms “HQDA”, “Company”, “we”, “our”, and “us” refer to HQDA Elderly Life Network Corp. (formerly Hartford Retirement Network Corp.), a Nevada corporation.

General

HQDA Elderly Life Network Corp. (formerly Hartford Retirement Network Corp.) (“HQDA” or the “Company”) was incorporated in the State of Nevada on January 21, 2004. Our principal office is located at 372 Ziwei Road, Pudong New District Shanghai, P.R. China. Our telephone number is +86 15358018888.

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

Results of Operations

	Three months ended December 31
	2021	2020	Changes

Revenue	$281,169	$352,922	$(71,753)

Operating costs:
Cost of food and beverages	35,085	52,554	(17,469)
Selling, general and administrative expenses	158,950	172,560	(13,610)
Depreciation and amortization	45,013	41,134	3,879
Total operating expenses	239,048	266,248	(27,200)
Operating income	$42,121	$86,674	$(44,553)

	Six months ended December 31
	2021	2020	Changes

Revenue	$425,485	$508,362	$(82,877)

Operating costs:
Cost of food and beverages	62,405	99,409	(37,004)
Selling, general and administrative expenses	323,457	401,827	(78,370)
Depreciation and amortization	86,743	89,083	(2,340)
Total operating expenses	472,605	590,319	(117,714)
Operating loss	$(47,120)	$(81,957)	$34,837

Three months ended December 31, 2021 compared to three months ended December 31, 2020

The revenue for the three months ended December 31, 2021 decreased $71,753 compared with the same period ended December 31,2020. The decrease was mainly due to the Company adjusted partial of the business model, (i.e. subleases the rooms to the single independent resident and operates as business apartments). The business is still growing during the transition period.

The total operating income amounted $42,121 for the three months ended December 31, 2021 as compared to operating income $86,674 for the three months ended December 31, 2020. The reason was mainly due to the revenue decreased along with the operating cost reduced for the three months ended on December 31, 2021.

Six months ended December 31, 2021 compared to six months ended December 31, 2020

The revenue for the six months ended December 31, 2021 decreased $82,877 compared with the same period ended December 31,2020. The decrease was mainly due to the Company adjusted partial of the business model, (i.e. subleases the rooms to the single independent resident and operates as business apartments).

The total operating loss amounted $47,120 for the six months ended December 31, 2021 as compared to operating loss $81,957 for the six months ended December 31, 2020, a decreasing of $34,837. The reason was mainly due to the decreasing of selling, general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had cash on hand of $18,862 and liabilities of $6,968,455. We will require additional funding in order to cover all anticipated administration costs and to proceed with the unpaid balance of APA agreement as well as the interest and penalty. We intend to continue to explore the new business model, such as continue develop the Travel-and-living Business line, and provide management services to retirement homes, commercial properties and apartment buildings in China, which will result in higher administrative costs in the future.

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

We have agreed to pay the purchase price totaling RMB 233,000,000 in instalments. Payments of $227,353,690 (RMB 176,300,000) have been made through December 31, 2021 and the remainder of $8,797,244 (RMB56,700,000) is going to pay based the schedule we entered with SHQHZY on January 2022.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Our management is not aware of any threatened litigation, claims or assessments except below:

On May 1, 2020, a lawsuit was filed against the Company and its wholly-owned subsidiary, Shanghai Hongfu (collectively the “Company”), by Shanghai Qiao Hong Real Estate, Ltd and its subsidiaries (the “Plaintiff”) for breach of contract and non-payment of installments pursuant to the APA entered into between the Company and the Plaintiff on April 2, 2018. The Plaintiff was alleging damages of RMB 76,654,000 (approximately $10,842,150), including remaining RMB58 million installments, interest for delayed payment, default penalty, and etc. On November 18, 2020, there was a first verdict by the District Court in Shanghai, which was in favor of the Plaintiff’s claim, the Company should pay the penalty RMB11,140,000 along with the lawsuit fee RMB374,415 and the rest of RMB57,000,000 for the completion of the APA.

On May 27, 2021, Shanghai No. 2 Intermediate Court entered a verdict of the second trial raised in the January 16, 2020 which supported the first verdict in November 18, 2020. The Court ordered the Company to pay to the plaintiff a total of RMB 68,400,000. Subsequently, the Company received a 2nd court executive order from the District Court who froze the 100% ownership of SH QYIT due to non-performance on the court executive order issued pursuant to the First Verdict. SH QYIT owns the land use right in the net amount of $6,160,168 and $6,092,340 as of December 31 and June 30, 2021, respectively.

On January 12, 2022, pursuant to the 2nd court executive order, an agreement was entered between Shanghai Hongfu and Shanghai Qiaohong, the Plaintiff, pursuant to which, Shanghai Hongfu will take the land use rights owned by SH QYIT to the judicial auction. The proceeds of the auction or the second judicial auction price will be applied to the remaining purchase amount owned by the Company to the Plaintiff, depending on whether the auction is successfully completed. Shanghai Hongfu also agreed to pay the Plaintiff in four installments totaling RMB 3.6 million or about USD$567,000 in 2022, which will be generated from the rental income of the Property A to offset partial arrears to the Plaintiff. Based on the above commitment, the Plaintiff agreed to file the legal request to the Pudong District Court, China to unfreeze the bank accounts owned by Shanghai Hongfu, and lift restrictions on its legal representative. As of March 17, 2022, the above legal requests have been granted by the Pudong District Court, China.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

The following exhibits are furnished as required by Item 601 of Regulation S-B.

Exhibit No.	Exhibit Title

31.1*	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2*	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1*	Certificate of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HQDA Elderly Life Network Corp.

March 22, 2022	BY:	/s/ Meichen Chen
Date		Meichen Chen, Interim Chief Executive Officer

March 22, 2022	BY:	/s/ Meichen Chen
Date		Meichen Chen, Chief Financial Officer

