Form 10-Q
period 2022-03-31
HQDA ELDERLY LIFE NETWORK CORP.
filed 2022-07-19
CIK 1304730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at July 15, 2022 was 139,314,416.

HQDA ELDERLY LIFE NETWORK CORP.

FORM 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HQDA Elderly Life Network Corp.

Consolidated Balance Sheets

	March 31,	June 30,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$12,090	$28,080
Accounts and other receivables	26,038	34,418
Receivable - related parties	60,733	43,809
	98,861	106,307

Deposits for assets purchased	20,856,120	20,597,809
Properties and equipment, net	5,618,867	5,713,732
Right -use-of asset	-	73,368
Total assets	$26,573,848	$26,491,216

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$106,133	$95,435
Payable to related parties	3,806,413	3,869,479
Unearned revenue	136,844	107,549
Lease liability	-	64,488
Litigation reserve	2,941,564	2,314,786
Customer deposits, noncurrent	223,999	122,695
Total liabilities	7,214,953	6,574,432

Commitments and contingencies – Note 7

STOCKHOLDERS’ DEFICIT
Preferred stock: authorized 10,000,000 shares of $0.001 par value; issued and outstanding, none	-	-
Common stock: authorized 200,000,000 shares of $0.001 par value; 139,314,416 shares issued and outstanding,	139,314	139,314
Additional paid-in capital	29,719,865	29,719,865
Accumulated other comprehensive loss	(499,055)	(590,412)
Accumulated deficit	(10,001,229)	(9,351,983)
Total stockholders’ equity	19,358,895	19,916,784
Total liabilities and stockholders’ equity	$26,573,848	$26,491,216

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp

Consolidated Statements of Comprehensive Income (loss)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021

Revenue	$199,584	$130,027	$625,069	$638,389

Operating costs:
Cost of food and beverages	102,793	27,298	165,198	126,706
Selling, general and administrative expenses	21,890	212,637	345,347	614,465
Depreciation and amortization	81,865	42,685	168,608	131,768
Total operating expenses	206,548	282,620	679,153	872,939
Operating loss	(6,964)	(152,593)	(54,084)	(234,550)

Other income (expense):
Litigation reserve expense	(196,320)	(9,316)	(592,707)	(484,264)
Interest Income	-	21	-	50
Other income (expense), net	352	(48,052)	(2,455)	(46,397)
Total other expense, net	(195,968)	(57,347)	(595,162)	(530,611)

Net loss	$(202,932)	$(209,940)	$(649,246)	$(765,161)

Foreign currency translation, net tax	7,130	(37,684)	91,357	499,871
Comprehensive loss	$(195,802)	$(247,624)	$(557,889)	$(265,290)

Earnings per share
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common shares outstanding	139,314,416	139,314,416	139,314,416	139,314,416

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended March 31
	2022	2021
Cash flow from operating activities
Net loss	$(649,246)	$(765,161)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	168,608	131,768
Legal reserve	591,697	484,263
Amortization of Right-of-use assets	8,928	-
Bad debt expense	-	-
Changes in operating assets and liabilities：
Increase (decrease) in receivables	8,741	2,158
(Decrease) increase in related party receivables	(26,275)	37,446
(Decrease) increase in accounts payable and accrued liabilities	(17,751)	27,049
Increase in unearned revenues	27,665	62,544
Increase of customer deposits – long-term	98,921	53,163
Net cash provided by operating activities	211,288	33,230

Cash flow from investing activities
Deposits paid for assets purchase	(115,198)	-
Purchase of equipment	-	(20,513)
Net cash used in investing activities	(115,198)	(20,513)

Cash flow from financing activities
Decrease in related party payable	(74,116)	(80,942)
Net cash used in financing activities	(74,116)	(80,942)

Effect of exchange rate changes	(37,945)	2,388
Decrease in cash	(15,971)	(65,837)
Cash, beginning	28,061	119,955
Cash, ending	$12,090	$54,118

The accompanying notes are an integral part of these consolidated interim financial statements.

HQDA Elderly Life Network Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Number of		Additional		Accumulated Other	Total
	Shares	Capital	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at June 30, 2020	139,314,416	$139,314	$29,719,865	$(8,109,628)	$(1,234,719)	$20,514,832
Net loss	-	-	-	(765,161)	-	(765,161)
Foreign currency translation, net tax	-	-	-	-	499,871	499,871
Balance at March 31, 2021	139,314,416	$139,314	$29,719,865	(8,874,789)	(734,848)	$20,249,542

Balance at June 30, 2021	139,314,416	139,314	$29,719,865	(9,351,983)	(590,412)	19,916,784
Net loss	-	-	-	(649,246)	-	(649,246)
Foreign currency translation, net tax	-	-	-	-	91,357	91,357
Balance at March 31, 2022	139,314,416	139,314	$29,719,865	(10,001,229)	(499,055)	19,358,895

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

The Company’s consolidated financial statements as of March 31, 2022 and for the nine months ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $202,932 and $649,246 for the three and nine months ended March 31, 2022, respectively. As of March 31, 2022, it had a negative working capital deficiency of $ 6,892,093 while it had a negative working capital deficiency of $6,345,430 at June 30, 2021.

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

Contract A: On November 2020 and on April 2021 which amended on July 2021, the Company contracted with Shanghai Jinhong to lease a total 130 rooms for five years and auto renew for another five years if no party in default pursuant to the contract terms. Shanghai Jinhong subleases the rooms to the single independent resident and operates as business apartments. The initial room rental fee was around $6,200 annum for the first three years and $6,400 for the remaining terms. As of March 31, 2022, Shanghai Hongfu has delivered 60, 30 and 30 rooms to Shanghai Jinhong pursuant to the lease contracts on February, September and November 2021, respectively.

Contract B: On April 2021 and amended on July 2021, the Company entered a contract with Shanghai Jinhong to lease the auxiliary building including retail spaces along the street for ten years for the average yearly rent of $158,910 (approximately RMB 1 million).

Contract C: On July 2021, supplementary agreement of contract A entered, that Shanghai Jinhong will reconstruct the parking lot in order to increase the packing space to 40 and above. Both parties agree that 70% and 30% of the revenue generated from parking lot shared by Shanghai Hongfu and Shanghai Jinhong, respectively. As of March 31, 2022, the renovation project for parking lots has not yet completed.

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

3. Related party Transactions

Receivable and Payable

Receivable from related parties amounted $60,733 and $43,809 at March 31, 2022 and June 30, 2021, respectively. Payable to related parties amounted to $ 3,806,413 and $ 3,869,479 at March 31, 2022 and June 30, 2021, respectively. The related party amounts are mainly operation advances and funding to support the Company’s daily operations. The payable balances bear no interest and due on demand.

Related party transactions

On September 1, 2018, the Company entered a three-year cooperation agreement with Zhonghuiai Wufu (Shanghai) Hotel Management Co., Ltd., (“ZHAWF Shanghai”), a related party, with respect to the daily operation and management of the senior hotel purchased on April 2018. According to the agreement, the Company shall pay RMB one million per year to ZHAWF Shanghai for the service provided. The Company amended the execution date of the cooperation agreement from September 1, 2018 to January 1, 2019 with three-year term with the expiration date on December 31, 2021. For the three and nine months ended March 31, 2022, the Company recorded hotel management fee of $nil and $78,267 (RMB 0.5 million), respectively. During the nine months ended March 31, 2022, ZHAWF Shanghai also collects some fund on behalf of Shanghai Hongfu due to the restriction of the Company’s bank accounts. Receivable due from and Payable due to ZHAWF Shanghai as of March 31, 2022 and June 30, 2021 were $53,915 and $(144,638), respectively.

Other

During the three and nine months ended March 31, 2022, the Company recorded management fees of $nil and $66,120 for the service provided by our ex-CFO, respectively, and $nil and $60,000 for the three and nine months ended March 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the payable due to our ex-CFO were $77,987 and $35,644, respectively.

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

As of March 31, 2022, the Company has paid a total of $27,903,069 (RMB 176.9 million). On September 1, 2018, the Company obtained the full management and operation rights of the senior hotel property and other assets (Property A) located at Shanghai Pudong New Area pursuant to the Operation Rights Transferring Agreement entered on August 31, 2018 with the seller. Although the Company has the rights to operate the senior living services of Asset A purchased under this agreement, and is currently generating revenues, the Company has not received a deed because the seller is involved in several lawsuits that have restrictions on assets transferring sentenced Shanghai local district courts. The Company has decided not to make any further payments until the asset is legally free of the restrictions. The Seller filed a legal case against Shanghai Hongfu for the payment default pursuant to the APA on July 13, 2020. See Note 7 for more details about the lawsuit and the final court ruling. During the nine months ended March 31, 2022, the Company paid $116,090 (RMB735928) toward the agreement and the remaining unpaid balance was $8,851,777 (RMB56.1 million) as of March 31, 2022.

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

5. Properties and Equipment, net

	March 31,	June 30,
	2022	2021
Land use rights and land use rights improvements	$6,172,606	$6,092,340
Furniture and office equipment	7,469	7,399
Capitalized software	42,253	42,253
Motors and vehicles	21,102	20,801
Minus: Accumulated depreciation and amortization	(624,563)	(449,061)
Properties and Equipment, net	$5,618,867	$5,713,732

For the nine months ended March 31, 2022 and 2021, the depreciation and amortization expenses were $168,608 and $131,768, respectively, and $81,865 and $42,685 for the three months ended March 31, 2022 and 2021, respectively.

6. Segment Information

The Company operates in one industry segment, being the senior housing and retirement services through its wholly owned subsidiary in China. As of March 31, 2022 and June 30, 2021, the subsidiary had an amount of $15,891,286 and $15,743,371, respectively, in total assets, excluding inter-company balances, and it generated $625,069 and $638,389 revenue for the nine months ended March 31, 2022 and 2021, respectively, in revenue. There was no revenue generated from inter-company transactions.

7. Contingencies and Commitments

Lawsuit related to the assets purchase agreements

The Company entered into the APA to acquire two properties in Shanghai totaling RMB 233,000,000. Payments of $27,903,069 (RMB 176.9 million) have been made through December 31, 2021. Due to the Seller of the assets is involved in several lawsuits that have restrictions of assets transferring assets under this purchase agreement sentenced by Shanghai local district courts, the Company has decided not to make remaining payments until the asset is free of the restrictions in June 2019.

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

As of March 31, 2022 and June 2021, the Company reserved $2,941,564 and $2,314,786, respectively, for the lawsuit pursuant to the First Verdict, including penalty for payment in default and interest expenses. Four bank accounts owned by Shanghai Hongfu have been frozen with the cash balance of $638 as of June 30, 2021.

Subsequently, the Company received a 2nd court executive order from the District Court who froze the 100% ownership of SH QYIT due to non-performance on the court executive order issued pursuant to the First Verdict. SH QYIT owns the land use right in the net amount of $6,172,606 and $6,092,340 as of March 31, 2022 and June 30, 2021, respectively.

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

Settlement of a Violation of Exchange Act

On March 11, 2021, the Company settled a violation of Exchange Act Rule 12b-25 with Securities and Exchange Commission (SEC) for a fine of $50,000. In accordance with the settlement, the Company is obligated to pay the $50,000 fine as follows: $10,000 within 14 days of the entry of the Order, $15,000 within 180 days of the entry of the order, $12,500 within 270 days of the entry of the Order and $12,500 days of the entry of the Order. As of December 31, and June 30, 2021, $12,500 and $25,000 payable were outstanding toward the settlement. During the nine months ended March 31,2022, $27,500 has been paid toward the settlement.

8. Operating lease

Sichuan HQDA Elderly Services Co., Ltd (“SHES”), the newly established subsidiary of Shanghai Hongfu, entered two operating leases with third parties at Chengdu, China on March 2021. The two operating leases have a twenty-two month term for the office space lease and a 1-year apartment lease for employee residence.

According to ASC 842, the Company records the office lease on the balance sheet as Right-of-use assets and Operating lease liabilities and choose the simplified method record the apartment lease. The incremental borrowing rate is 5.75%. Rental expenses for the three and nine months ended March 31,2022 were $6,120 and $3,060 respectively. Total cash flows paid toward operation lease were $11,326 and $6,120 for the nine months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and June 30, 2021, the Company had Right-of-use assets and operating lease liabilities in the amounts of $73,368 and $64,488, respectively.

On October 15, 2021, SHES entered an early termination agreement with the count party of the lease agreement, who is the sublessor of the office space and currently having some arguments with the landlord. Pursuant to the early termination agreement, the lease payment obligation for SHES was terminated on September 3, 2021 and the sublessor will return SHES’s security deposit and unusual lease payment of September 2021 by November 19, 2021. As result of the early termination agreement, $nil and $11,511 rent expenses were recorded for the three and nine months ended March 31, 2022, respectively.

The Company also has an office lease located at Rosemead, California with monthly rent of $1,020 at month-to-month basis. The Company cancelled the office lease in October 2021.

9. Subsequent event

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

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

Results of Operations

	Three months ended March 31
	2022	2021	Changes

Revenue	$199,584	$130,027	$69,557

Operating costs:
Cost of food and beverages	102,793	27,298	75,495
Selling, general and administrative expenses	21,280	212,637	(190,747)
Depreciation and amortization	81,865	42,685	39,180
Total operating expenses	206,548	282,620	(76,072)
Operating loss	$(6,964)	$(152,593)	$145,629

	Nine months ended March 31
	2022	2021	Changes

Revenue	$625,069	$638,389	$(13,320)

Operating costs:
Cost of food and beverages	165,198	126,706	38,492
Selling, general and administrative expenses	345,347	614,465	(269,118)
Depreciation and amortization	168,608	131,768	36,840
Total operating expenses	679,153	872,939	(193,786)
Operating loss	$(54,084)	$(234,550)	$180,466

Three months ended March 31, 2022 compared to three months ended March 31, 2021

The revenue for the three months ended March 31, 2022 increased $69,557 compared with the same period ended March 31, 2021. The increase was mainly due to the leasing demand increasing for the three months ended March 31, 2022 compared to three months ended March 31, 2021

The total operating loss amounted $6,964 for the three months ended March 31, 2022 as compared to operating loss $152,593 for the three months ended March 31, 2021. The reason was mainly due to the revenue increasing along with the total cost of G&A and cost of food and beverage reduced for the three months ended on March 31, 2022.

Nine months ended March 31, 2022 compared to Nine months ended March 31, 2021

The revenue for the nine months ended March 31, 2021 decreased $13,320 compared with the same period ended March 31, 2021. The decrease was mainly due to the Company adjusted partial of the business model, (i.e. subleases the rooms to the single independent resident and operates as business apartments), which causes additional time to sign new leasing.

The total operating loss amounted $54,084 for the nine months ended March 31, 2022 as compared to operating loss $234,550 for the nine months ended March 31, 2021, a decreasing of $180,466. The reason was mainly due to the decreasing of selling, general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2022, we had cash on hand of $12,090 and liabilities of $6,990,954. We will require additional funding in order to cover all anticipated administration costs and to proceed with the unpaid balance of APA agreement as well as the interest and penalty. We intend to continue to explore the new business model, such as continue develop the Travel-and-living Business line, and provide management services to retirement homes, commercial properties and apartment buildings in China, which will result in higher administrative costs in the future.

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

We have agreed to pay the purchase price totaling RMB 233,000,000 in instalments. Payments of $27,903,069 (RMB 176,885,928 have been made through March 31, 2022 and the remainder of $8,851,777 (RMB56,114,072) is going to pay based the schedule we entered with SHQHZY in January 2022.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HQDA Elderly Life Network Corp.

July 19, 2022	BY:	/s/ Meichen Chen
Date		Meichen Chen, Interim Chief Executive Officer

July 19, 2022	BY:	/s/ Meichen Chen
Date		Meichen Chen, Chief Financial Officer

